Form 10-Q
period 2012-12-31
Homie Recipes, Inc.
filed 2013-02-04
CIK 1555571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-183310

HOMIE RECIPES, INC.
(Exact name of registrant as specified in its charter)

Nevada			45-5589664
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, Nevada 89703
(Address of principal executive offices) (Zip Code)

(775) 321-8225
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                         Yes[  ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [ ]			Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)			Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as December 31, 2012 was 69,819,980 shares of common stock, $0.001 par value, issued and outstanding.

HOMIE RECIPES, INC.

QUARTERLY REPORT

HOMIE RECIPES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2012

Unaudited

BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

STATEMENT OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

HOMIE RECIPES, INC.

(A Development Stage Company)

BALANCE SHEET
Unaudited
	December 31, 2012	June 30, 2012

ASSETS

CURRENT ASSETS
Cash	5,069	6,500
TOTAL ASSETS	5,069	6,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	4,150	700
Due to Related Party	7,040	1,430
TOTAL CURRENT LIABILITIES	11,190	2,130

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
69,819,980 shares of common stock (7,500,000 at June 30, 2012)	69,820	1,065,000
Additional Paid in Capital	(57,080)	(1,057,500)
Deficit accumulated during the development stage	(18,861)	(3,130)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	(6,121)	4,370
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	5,069	6,500

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Six months	from inception
	ended	ended	(June 22, 2012) to
	December 31, 2012	December 31, 2012	December 31, 2012
REVENUE

Revenues	$-	$-	$-
Total revenues	$-	-	-

EXPENSES

Office and general	$(7,480)	$(8,281)	$(10,711)
Professional Fees	(2,200)	(7,450)	(8,150)
Total expenses	$(9,680)	(15,731)	(18,861)

NET LOSS	$(9,680)	$(15,731)	$(18,861)

BASIC LOSS PER COMMON SHARE
	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	885,565,210	885,565,210

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 22, 2012) to December 31, 2012
Unaudited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 22, 2012)
Common stock issued for cash at $0.001
per share on June 29, 2012	1,065,000,000	1,065,000	(1,057,500)	-	7,500

Net loss for the period				(3,130)	(3,130)

Balance, June 30, 2012	10,65,000,000	1,065,000	1,057,500)	(3,130)	4,370

Redemption of common stock on December 4, 2012	(1,025,000,020)	(1,025,000)	1,024,990	-	(10)

Common stock issued for cash at $0.025
per share in November, 2012	29,820,000	29,820	(24,570)	-	5,250

Net loss for the period	-	-	-	(15,731)	(15,731)

Balance, December 31, 2012	69,819,980	69,820	(57,080)	(18,861)	(6,121)

The accompanying notes are an integral part of these financial statements

HOMIE RECIPES, INC.

(A Development Stage Company)
STATEMENT OF CASH FLOW
Unaudited
		Cumulative
		results from
	Period	June 22, 2012
	ended	(inception date) to
	December 31, 2012	December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,731)	$(18,861)
Change in operating assets and Liabilities:
Increase (decrease) in accounts payable and accrued expenses	3,450	4,150
NET CASH USED IN OPERATING ACTIVITIES	(12,281)	(14,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,250	12,750
Due to related party	5,600	7,030
NET CASH PROVIDED BY FINANCING ACTIVITIES
	10,850	19,780

NET INCREASE (DECREASE) IN CASH	(1,431)	5,069

CASH, BEGINNING OF PERIOD	6,500	-

CASH, END OF PERIOD	$5,069	$5,069

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2012 audited financial statements.  The results of operations for the periods ended December 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

HOMIE RECIPES, INC.

(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 31, 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On June 29, 2012 the Company issued 1,065,000,000 common shares for $7,500.

In November, 2012 the Company issued 29,820,000 common shares for $5,250.
9 HOMIE RECIPES, INC.

(A Development Stage Company)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

December 31, 2012

NOTE 4 - CAPITAL STOCK

On December 4, 2012 the company effected a redemption of 1,025,000,020 shares at $10. That same day a forward stock split of 142 for 1 was effected of the balance, which has been retrospectively reflected in the Equity Schedule.

The Company has a total of 69,819,980 shares issued and outstanding at December 31, 2012

NOTE 5 – RELATED PARTY TRANSACTIONS

The amounts due to the related party of $7,040 are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

Item 2. Management`s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Company History

Homie Recipes, Inc. (HOMIE, we, the Company) was incorporated in the State of Nevada as a for-profit Company on June 22, 2012 and established June 30 as its fiscal year end.

HOMIE is a development-stage Company that intends to stream videos and written recipes through a website. Our goal is to stream free recipes for ‘special’ homemade cuisines and food items. We intend to have recipes that are personal and have special meaning, on our website. What makes a recipe ‘special’ is the personal history or tradition behind it, for example, cookies made by someone’s mother on Christmas Eve, or a special pasta sauce prepared by their Grandmother made every Sunday when they were growing up, etc.

We plan on having an introductory segment for our videos, where a person will tell their story behind the recipe, explaining why they love it so much. After the introduction, we will have the ‘mothers’, ‘grandmothers’ or whomever the cook is, to prepare the recipe and food presentation. The last part of our videos will show the cook eating and enjoying the food.

We intend to allow users to upload their own videos, following our program format (introduction, recipe preparation, food presentation and tasting). All videos will be edited for time and content and will be subject to approval before it goes public on our website. We intend to generate revenue through the sale of advertisement to be placed throughout our website and in the videos.

As of the date of this prospectus, we have not yet contacted any possible client. Furthermore, we have not yet developed our systems and services. The Company has not yet implemented its business model and to date has generated no revenues.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended December 31, 2012 we had $5,069 of cash on hand. We incurred operating expenses in the amount of $9,680 in the quarter ended December 31, 2012. These operating expenses were comprised of professional fees and office and general expenses.

We have registered 29,820,000 of or our common stock for sale to the public.  Our registration statement became effective on October 15, 2012 and we are in the process of seeking equity financing to fund our operations over the next 12 months.  The Company is presenting this offering in order to raise capital. The company will fail if funds are not either raised in this offering or by loans, either from the President or from other interested parties. If we are unable to raise enough funds through this offering, the Company would have to seek additional capital through debt or equity.

We are exclusively dependent upon the success of the anticipated offering described herein. Therefore, the failure thereof would result in need to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage Company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing.  If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors would lose all of their investment.

If we sell less than 25% of the offered shares, our president would not be able to develop our business without help from consultants, as she has no prior experience and no proven skills to develop websites. We believe that our president would be capable to develop our website only if she was directed and assisted by a professional. Moreover, our president has no prior experience in marketing or sales.

After we have raised enough funds to start this plan of operations, we plan to accomplish the following phases:

Our net proceeds (Gross proceeds less Expenses related to this offering, estimated at $5,700 and Expenses to maintain our reporting status for 12 months after effective date, estimated at $13,150) are planned to be invested in the following phases:

Phase 1 - Website development	Month 1 to 6

Phase 2 - Finding advertising clients	Month 6 to 12

Phase 3 - Marketing	Month 9 to 12

TOTAL	12 months

Estimated time for completion of each phase of our Plan of Operations.

-

First phase: Website development

After we acquire the initial necessary funds, we plan on fully developing our website (www.homierecipes.com), currently under construction. Our plan is to create a user-friendly website that will include written and video instructions for the creation of the recipe videos which the Company will be able to edit and approve the videos before it goes public on our website. We intend to run several tests to ensure the whole functionality of the website.

We plan on hiring third party web developer to finalize our website. The president will be responsible to hire the third party personnel. The president and the secretary will be responsible to edit and select the recipes and videos uploaded by cooks.

We intend to allocate between $3,000 (if 25% of shares were sold) and $35,000 (if 100% of shares were sold) for our tests and website costs, depending on the funds from the sale of the offered shares herein.

-

Second Phase: Finding advertising clients

After we have fully developed our website, we will search for advertising clients. We intend to try and secure contracts with Companies that will pay us to place advertisement in our website and videos. We will search for cooking and food related Companies, such as: groceries stores, appliances stores and fabricators, specific food companies, etc. The Company’s president will deal with all negotiations.

We expect to allocate between $1,000 (if 25% of shares were sold) and $15,000 (if 100% of shares were sold) to cover costs related to finding advertising clients, depending on the funds from the sale of the offered shares herein. These costs will be used with possible travel costs, meals and to pay for meetings in restaurants with prospected clients. We intend to focus on big and international companies, but we may focus only on local business, depending on the funds available.

-

Third Phase: Marketing

In order to have a profitable business, we will need to have as many clients who will pay for advertisements as possible. To attract clients, we’ll need to have as many users as we can, including user that will upload new recipes and users that will visit our website to see those recipes.

For our Marketing campaign, we plan to have a presence in social Medias such as: Twitter and Facebook. If finances allow, we plan on placing advertisements in specialized magazines, restaurants and websites and ultimately, to air TV commercials. Our goal is to make our website mainstream. Our president will be responsible for our Marketing campaign.

We plan on investing between $2,000 (if 25% of shares were sold) and $30,000 (if 100% of shares were sold) for our Marketing campaign, depending on the funds from the sale of the offered shares herein.

-

Office supplies, Stationery, Telephones, Internet

We intend to allocate between $150 (if 25% of shares were sold) and $1,150 (if 100% of shares were sold) to cover these costs, at the president’s discretion, depending on the funds from the sale of the offered shares herein.

After successfully completing the above described phases, we believe we will start generating revenue.

Capital Resources

If HOMIE is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in HOMIE having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because HOMIE is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If HOMIE cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in HOMIE common stock would lose all of their investment.

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Jacyara de Jesus Marques has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mrs. Marques expression is neither a contract nor agreement between her and the company.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based upon an evaluation of the effectiveness of disclosure controls and procedures, our principal executive and financial officer  has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were not effective.

The material weaknesses in our disclosure control procedures are as follows:

1.           Lack of formal policies and procedures necessary to adequately review significant accounting transactions. The Company utilizes a third party independent contractor for the preparation of its financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

2.            Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

We intend to initiate measures to remediate the identified material weaknesses including, but not necessarily limited to, the following:

•

 Establishing a formal review process of significant accounting transactions that includes participation of the Chief Executive Officer, the Chief Financial Officer and the Company’s corporate legal counsel.

•

 Form an Audit Committee that will establish policies and procedures that will provide the Board of Directors a formal review process that will among other things, assure that management controls and procedures are in place and being maintained consistently.

Changes in Internal Controls over Financial Reporting

As reported in our Report on Form 10-Q for the quarter ended December 31, 2012, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2012. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 2. Unregistered Sales of Equity Securities and  Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None

Item 4. (Removed and Reserved)

Item 5. Other Information

    None

Item 6. Exhibits

Exhibit No.	Document Description
3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

10.1 LAB	XBRL Taxonomy Extension Label Linkbase***

10.1 PRE	XBRL Taxonomy Extension Presentation Linkbase***

10.1 INS	XBRL Instance Document***

10.1 SCH	XBRL Taxonomy Extension Schema***

10.1 CAL	XBRL Taxonomy Extension Calculation Linkbase***

10.1 DEF	XBRL Taxonomy Extension Definition Linkbase***

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]     Incorporated by reference from the Company’s filing with the Commission on August 14, 2012.

*     Included in Exhibit 31.1

**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Homie Recipes, Inc.

BY:      /s/ Jacyara de Jesus Marques

 ----------------------

Jacyara de Jesus Marques

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  February 04, 2013