Form 10-Q
period 2013-03-31
Homie Recipes, Inc.
filed 2013-06-06
CIK 1555571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-183310

HOMIE RECIPES, INC.
(Exact name of registrant as specified in its charter)

Nevada			45-5589664
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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
Yes |X| No |_|
The number of shares outstanding of the Registrant's Common Stock as March 31, 2013 was 69,819,980 shares of common stock, $0.001 par value, issued and outstanding.

HOMIE RECIPES, INC.

QUARTERLY REPORT

HOMIE RECIPES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2013

Unaudited

BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF STOCKHOLDERS' DEFICIT

STATEMENT OF CASH FLOW

NOTES TO FINANCIAL STATEMENTS

HOMIE RECIPES, INC.

(A Development Stage Company)

BALANCE SHEET
Unaudited
	March 31, 2013	June 30, 2012

ASSETS

CURRENT ASSETS
Cash	$-	$6,500
TOTAL ASSETS	$-	$6,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$700
Due to Related Party	-	1,430
TOTAL CURRENT LIABILITIES	-	2,130

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
69,819,980 shares of common stock (1,065,000 at June 30, 2012)	$69,820	$1,065,000
Additional Paid in Capital	(57,080)	(1,057,500)
Deficit accumulated during the development stage	(12,740)	(3,130)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$4,370
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$6,500

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS
Unaudited

			Cumulative results
	Three months	Nine months	from inception
	ended	ended	(June 22, 2012) to
	March 31, 2013	March 31, 2013	March 31, 2013
REVENUE

Revenues	$-	$-	$-
Total revenues	$-	-	-

EXPENSES

Office and general	$(3,344)	$(11,625)	$(14,055)
Professional Fees	(2,200)	(9,650)	(10,350)
Total expenses	$(5,544)	(21,275)	(24,405)

NET LOSS	$(5,544)	$(21,275)	$(24,405)

BASIC LOSS PER COMMON SHARE
	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

	69,819,980	638,922,882

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 22, 2012) to March 31, 2013
Unaudited
				Deficit
	Common Stock			accumulated
			Additional	during the
	Number of		Paid-in	development
	shares	Amount	Capital	stage	Total

Inception (June 22, 2012)
Common stock issued for cash at
$0.001 per share on June 29, 2012	1,065,000,000	$1,065,000	$(1,057,500)	$-	$7,500

Net loss for the period				(3,130)	(3,130)

Balance, June 30, 2012	1,065,000,000	1,065,000	(1,057,500)	(3,130)	4,370

Redemption of common stock on December 4, 2012	(1,025,000,020)	(1,025,000)	1,024,990	-	(10)

Common stock issued for cash at
$0.025 per share in November, 2012	29,820,000	29,820	(24,570)	-	5,250

Forgiveness of debt				11,665	11,665

Net loss for the period	-	-	-	(21,275)	(21,275)

Balance, March 31, 2013	69,819,980	69,820	(57,080)	(12,740)	-

The accompanying notes are an integral part of these financial statements

HOMIE RECIPES, INC.

(A Development Stage Company)
STATEMENT OF CASH FLOW
Unaudited
		Cumulative
		results from
	Nine months	June 22, 2012
	ended	(inception date) to
	March 31, 2013	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,275)	$(24,405)
Change in operating assets and Liabilities:
Increase (decrease) in accounts payable and accrued expenses	(700)	-
NET CASH USED IN OPERATING ACTIVITIES	(21,975)	(24,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,240	12,740
Forgiveness of debt	11,665	11,665
Due to related party	(1,430)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES
	15,475	24,405

NET INCREASE (DECREASE) IN CASH	(6,500)	-

CASH, BEGINNING OF PERIOD	6,500	-

CASH, END OF PERIOD	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 – FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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
March 31, 2013

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

NOTE 4 - CAPITAL STOCK
The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued

On June 29, 2012 the Company issued 1,065,000,000 common shares for $7,500

In November, 2012 the Company issued 29,820,000 common shares for $5,250

On December 4, 2012 the company effected a redemption of 1,025,000,020 shares at $10. That same day a forward stock split of 142 for 1 was effected of the balance, which has been retrospectively reflected in the Equity Schedule.

The Company has a total of 69,819,980 shares issued and outstanding at March 31, 2013

NOTE 5 – RELATED PARTY TRANSACTIONS
The amounts due to the related party of $11,664 has been forgiven by the shareholders as at March 30, 2013

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal quarter ended March 31, 2013 we had no cash on hand. We incurred operating expenses in the amount of $5,544 in the quarter ended March 31, 2013. These operating expenses were comprised of professional fees and office and general expenses.

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

Off Balance Sheet Arrangement

The company is dependent upon the sale of its common shares to obtain the funding necessary to carry its business plan.  Our President, Jose Mari C. Chin has undertaken to provide the Company with operating capital to sustain its business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements.  Investors should be aware that Mr. Chin expression is neither a contract nor agreement between him and the company.

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

Changes in Internal Controls over Financial Reporting

As reported in our Report on Form 10-Q for the quarter ended March 31, 2013, management is aware that there a significant deficiency and a material weakness in our internal control over financial reporting and therefore has concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2013. The significant deficiency relates to a lack of segregation of duties due to the small number of employees involvement with general administrative and financial matters.  The material weakness relates to a lack of formal policies and procedures necessary to adequately review significant accounting transactions.

There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Homie Recipes, Inc.

BY:      /s/ Jose Mari C. Chin

 ----------------------

Jose Mari C. Chin

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer

Dated:  June 5, 2013