Form 10-K
period 2013-06-30
Homie Recipes, Inc.
filed 2013-10-04
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: June 30, 2013

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from:

Commission file number: 333-183310

HOMIE RECIPES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	45-5589664
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 North Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 321-8225

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

 Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

 Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [X]       No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2012 was $Nil as the stock had not yet started publicly trading on any exchange. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 3, 2013
Common Stock, $.001 par value per share	69,819,980 shares

DOCUMENTS INCORPORATED BY REFERENCE:    None

HOMIE RECIPES, INC.

ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some discussions in this Annual Report on Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

As used in this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless otherwise indicated, references to “we,” “our,” “us,” the “Company,” “HOMIE” or the “Registrant” refer to Homie Recipes, Inc., a Nevada corporation.

ITEM 1.          BUSINESS.

Overview

Homie Recipes, Inc. was incorporated in the State of Nevada as a for-profit company on June 22, 2012 and established June 30 as its fiscal year end.

HOMIE is a development stage company that intends to stream videos and written recipes through a website. Our goal is to stream free recipes for ‘special’ homemade cuisines and food items. We intend to have recipes that are personal and have special meaning, on our website. What makes a recipe ‘special’ is the personal history or tradition behind it, for example, cookies made by someone’s mother on Christmas Eve, or a special pasta sauce prepared by their Grandmother made every Sunday when they were growing up, etc.

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

We have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

As such on April 22, 2013, we entered into a binding letter of intent (“LOI”) with Auritec Pharmaceuticals Inc. (“Auritec”) whereby Auritec agreed to; (i)  license certain of its intellectual property rights  related to Pro-Cyclovir codrug and its use for the treatment of Herpes Labialis caused by HSV-1 to a subsidiary of Auritec to be formed, and (ii) cause such subsidiary to enter into a reverse acquisition transaction with us  in exchange for 40,000,000 shares of our common  stock.  This letter of intent was subsequently terminated in June 2013.

We have had preliminary discussions with other potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this Annual Report on Form 10-K. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal year ended June 30, 2013 we had no cash on hand. We incurred operating expenses in the amount of $53,390 in the fiscal year ended June 30, 2013. These operating expenses were comprised of professional fees and office and general expenses.

We have registered 29,820,000 of or our common stock for sale to the public.  Our registration statement became effective on October 15, 2012 and we are in the process of seeking equity financing to fund our operations over the next twelve (12) months.  The Company is presenting this offering in order to raise capital. The company will fail if funds are not either raised in this offering or by loans, either from the president or from other interested parties. If we are unable to raise enough funds through this offering, the Company would have to seek additional capital through debt or equity.

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

Estimated time for completion of each phase of our Plan of Operations

Phase 1 - Website development	Month 1 to 6

Phase 2 - Finding advertising clients	Month 6 to 12

Phase 3 - Marketing	Month 9 to 12

Total	12 months

First phase: Website development

After we acquire the initial necessary funds, we plan on fully developing our website (www.homierecipes.com), which is currently under construction. Our plan is to create a user-friendly website that will include written and video instructions for the creation of the recipe videos which the Company will be able to edit and approve before they go public on our website. We intend to run several tests to ensure the functionality of the website.

We plan on hiring third party web developers to finalize our website. The president will be responsible for hiring such third party personnel. The president and the secretary will be responsible for editing and selecting the recipes and videos uploaded by our cooks.

We intend to allocate between $3,000 (if 25% of shares were sold) and $35,000 (if 100% of shares were sold) for our tests and website costs, depending on availability of funds.

Second Phase: Finding advertising clients

After we have fully developed our website, we will search for advertising clients. We intend to try and secure contracts with companies that will pay us to place advertisement in our website and videos. We will search for cooking and food related companies, such as: groceries stores, appliances stores and fabricators, specific food companies, etc.

We expect to allocate between $1,000 (if 25% of shares were sold) and $15,000 (if 100% of shares were sold) to cover costs related to finding advertising clients, depending on the availability of funds. These costs will be used for travel costs, meals and other expenses in connection with meeting with prospective clients. We intend to focus on large international companies, but we may focus only on local business, depending on the funds available.

Third Phase: Marketing

In order to have a profitable business, we will need to have as many clients who will pay for advertisements as possible. To attract clients, we’ll need to have as many users as we can, including users that will upload new recipes and users that will visit our website to see those recipes.

For our marketing campaign, we plan to have a presence in social medias such as: Twitter and Facebook. If finances allow, we plan on placing advertisements in specialized magazines, restaurants and websites and ultimately, TV commercials. Our goal is to make our website mainstream. Our president will be responsible for our marketing campaign.

We plan on investing between $2,000 (if 25% of shares were sold) and $30,000 (if 100% of shares were sold) for our marketing campaign, depending on the availability of funds.

Office supplies, Stationery, Telephones, Internet

We intend to allocate between $150 (if 25% of shares were sold) and $1,150 (if 100% of shares were sold) to cover these costs, at the president’s discretion, depending on the availability of funds.

After successfully completing the above described phases, we believe we will start generating revenue.

Our business office is located at 112 North Curry Street, Carson City, Nevada, 89703; our telephone number is (775) 321-8225 and our fax number is (775) 546-9905.  Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 882-1013.

HOMIE has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

The Company intends to focus its business in the United States of America.

Market Opportunity

The Company believes that our website may attract a wide range of users, including food lovers, cooks and people in the food industry who enjoy good food.

Food is a basic necessity for people, but it can also provide and create special moments and occasions. The Company believes that there are a greater number of people who prefer homemade food. We also believe that the internet is accessible to the mass population worldwide. Our website will be devoted to users that will be looking to share and learn new food recipes from different cultures. For this reason, we believe that it will be possible to find clients from the food industry to advertise on our website.

Description of our Services

We plan on having an introductory segment for our videos, where a person will tell the story behind their recipe and explain why their dish is special and unique. After the introduction, we will have the ‘mothers’, ‘grandmothers’ or whomever the cook is, to prepare the recipe and food presentation. The last part of our videos will show the participant eating and enjoying the food.

We intend to allow users to upload their own videos, following our program format (introduction, recipe preparation, food presentation and tasting). All videos will be edited for time and content and will be subject to approval before it goes public on our website. We intend to generate revenue through the sale of advertisement to be placed throughout our website and in our videos.

We need funds to fully develop our website, for our marketing campaign (our goal is to make our website mainstream) and to find advertising clients (food related companies).

We expect to start generating revenues after we are able to fully develop our website, and after we search for advertising clients, according to our Plan of Operation.

Competitive Advantages

The Company is unaware of any existing website exclusively dedicated to the free uploading and viewing of homemade food recipes.

Our company has yet to enter the market and has no presence in the food preparation industry thus far. In order to enter into the market, the Company has to be able to successfully implement its plan of operation.

We believe that our business model is innovative, and once we are able to start our business there will be no, or few, direct competitors, as we have no knowledge of any other service similar to the one we intend to offer.

We will be competing against bigger and established website companies and TV shows that stream cooking recipes. Our strategy is to offer an innovative, personal and appealing way to stream homemade recipes where everyone will be able to add their own recipes to our website.

Marketing

For our marketing campaign, we intend to fully develop our under construction website (www.homierecipes.com). The website shall be developed with more or less features, depending on the availability of funds. We intend to hire a third party website developer to finish construction of our website.

In order to have a profitable business, we will need to have as many clients who will pay for advertisements as possible. To attract clients, we’ll need to have as many users as we can, including users that will upload new recipes and users that will visit our website to see those recipes.

We also plan to have a presence in social Medias such as: twitter and Facebook. If finances allow, we plan on placing advertisements in specialized magazines, restaurants and food related websites and ultimately, TV commercials. Our goal is to make our website mainstream. Our president will be responsible for our marketing campaign.

We plan on investing between $2,000 and $30,000 for our marketing campaign.

We have not yet contacted or secured any kind of agreement and/or contract with any third parties.

Intellectual Property

We intend, in due course, subject to legal advice, to apply for trademark protection and/or copyright protection of our future intellectual property and products in the United States and other jurisdictions.

We intend to aggressively assert our rights trademark and copyright laws to protect our future intellectual property, including product design, concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our future intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our future intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the homemade recipes industry. However, we still need to verify certifications and possible government approvals needed to execute our business. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our services, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees and Employment Agreements

The Company has no permanent staff other than its sole executive officer and sole director, Mr. Jose Mari C. Chin, who is the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Our sole executive officer and sole director is employed elsewhere but has the flexibility to work on the Company’s matters up to eight (8) hours per week.

There are no employment agreements in existence. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial servicing. Once the Company begins building its Internet website, it will hire an independent consultant to build the site. The Company also intends to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

ITEM 1A.        RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS ASSOCIATED WITH OUR FINANCIAL CONDITION

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company

We have earned no revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. We have incurred cumulative net losses of $56,520 since June 22, 2012 (date of inception). We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of June 30, 2013, we had cash in the amount of $Nil. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

If we do not obtain adequate financing, our business will fail, resulting in the complete loss of your investment

If we are not successful in earning revenues once we have started our services activities, we may require additional financing to sustain business operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the company’s ability to attract customers and clients. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us. No assurance can be given that the company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the company to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon the results of its operations and upon its financial conditions.

RISKS RELATED TO INVESTING IN OUR COMPANY

We lack an operating history and there is no assurance our future operations will result in profitable revenues, which could result in suspension or end of our operations

We were incorporated on June 22, 2012 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to attract customers and to generate revenues through the sale of advertisements.

Based upon our current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

Because we are small and do not have much capital, our marketing campaign may not be enough to attract sufficient clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our product and services known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Uncertainty exists as to whether the Company will have sufficient funds to carry out its business strategy thereby making an investment in the company extremely speculative

The Company will likely be required to raise substantial additional funds. The Company’s forecast of the period of time through which its financial resources will be adequate to support its future operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those described in these Risk Factors and elsewhere in this Annual Report on Form 10-K.

The Company may require additional cash to implement its business strategies, including cash for (i) payment of increased operating expenses and (ii) further implementation of those business strategies. Such additional capital may be raised through public or private financings, as well as borrowings and/or other resources. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution to the Company’s stockholders. If adequate funds are not available, the Company may be not be able to begin operations or to obtain funds through entering into arrangements with collaborative partners or others that may require it to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish. No assurance can be given, however, that the Company will have access to the capital markets in the future, or that financing will be available on acceptable terms to satisfy the cash requirements of the Company to implement its business strategies. The inability of the Company to access the capital markets or obtain acceptable financing could have a material adverse effect on its future operations and financial conditions.

RISKS ASSOCIATED WITH MANAGEMENT AND CONTROL PERSONS

If we are unable to successfully manage growth, our operations could be adversely affected

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial condition and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

As the Company’s sole officer and director has other outside business activities, he may not be in a position to devote a majority of his time to the company, which may result in periodic interruptions or business failure

Mr. Jose Mari C. Chin, our sole officer and director, has other business interests and currently devotes approximately eight (8) hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Chin, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business require the full business time of our sole officer and director, he is prepared to adjust her timetable to devote more time to the company’s business. However, he may not be able to devote sufficient time to the management of the company’s business, which may result in periodic interruptions in implementing the company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

Since our sole officer and director resides in the Philippines, shareholders may have difficulties enforcing their legal rights under United States securities laws

Even though we are a Nevada corporation, our management’s residence is in the Philippines. His ability to travel to the United States depends on his availability of time, resources, a valid passport and visa. Although it may be difficult to obtain in personam jurisdiction, our sole officer and director is still subject to his obligations as an officer and director of a Nevada corporation and the federal securities laws applicable to officers and directors or US entities.

There will be no assurance that the president would be able to attend any event in person on a timely matter or at all.

Because our management is inexperienced in operating HOMIE’s business, our business plan may fail

Our management does not have any specific training in running a food preparation business through the website. With no direct training or experience in the website activity, our management may not be fully aware of many of the specific requirements related to working within this area. As a result, our management may lack certain skills that are advantageous in managing our Company. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this business.

Our sole officer and director has no prior experience managing a public company

Our sole officer and director, Mr. Chin, has never worked for or managed a public company before. Mr. Chin has no experience in accounting, however, the Company has hired a third party bookkeeping firm to maintain our books and records and prepare our financial statements. There are a lot of responsibilities that comes with managing a public company. Mr. Chin’s inexperience could affect our company negatively.

Our Company may not be able to establish and maintain disclosure controls, procedures and internal control over financial reporting

Because our Company has a sole officer, having the capability to maintain disclosure controls and procedures, and especially internal controls over financial reporting may be difficult. Even though our sole officer has been in charge of a wide range of responsibilities, there are no other employees checking or double-checking his actions. Our sole officer is in charge of every transaction and because we don’t have anyone else making decisions or questioning our sole officer’s decisions and spotting possible mistakes, we cannot have effective controls.

RISKS RELATED TO THE COMPANY’S MARKET AND STRATEGY

We may not be able to find suitable clients and close partnerships required for our business to work

Our dependence on hiring the appropriate third parties to perform essential services could result in a materially adverse effect on the Company’s potential future operations and, consequently, on the Company’s business, operating results and financial condition. Further, such third party contractors have no fiduciary duty to our shareholders and may not perform these services as expected. The capacity of certain third parties for these services may be limited for economic or other reasons and it may be harmful to the Company’s business.

The Company may not be able to market its products via the internet and lose market share as a result

The Internet has changed traditional marketing patterns in a wide variety of industries. The significance of personal computer usage may lead to entirely new methods of marketing and sales of services and products. The Company may not be able to keep pace with the rate of change in its markets brought about by the Internet and may need to move towards traditional non-electronic sales, marketing and distribution.

Because we have no operations to date, there is no guarantee that our business will succeed

The success of our business depends on a number of factors, including, proper marketing, public and clients’ acceptance and proper development of our website. Our revenue will be generated from the sale of advertisements, after we raise enough funds from this offering to implement our plan of operations. Because we have not yet raised any funds, contacted possible client and we have not developed our website yet, there is absolutely no guarantee that our business will succeed.

Because we are not established, our services and name have little, if any, name recognition, we may be prevented from generating revenues, which will reduce the value of your investment

Because we are a new company with new services and we have not conducted advertising, there is little or no recognition of our name. As a result, consumers may search services other than ours that are well-known or familiar to them and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

The Company may be unable to make necessary arrangements at acceptable cost

Because we are a small business, with limited assets, we are not able to assume significant additional costs to operate. If we are unable to make any necessary change in the company structure, conduct the proper negotiations with the clients or are faced with circumstances that are beyond our ability and knowledge to afford, we may have to suspend operations or cease them entirely which could result in a total loss of your investment.

If new competitors enter the market and emulate our business model, our sales and profitability may be negatively materially impacted

There is no assurance that there will not be future competition from other companies that could potentially enter the market and try to emulate our business model. This could result in a decrease in revenue, reduced operating margins and a loss of market share for us at a later date. To remain competitive in both revenue and access to resources and capital, we may be required to make substantial investments in our website, advertising, and marketing activities. As a result of any of these factors, there could be a materially adverse effect on our sales and profitability.

If there are events or circumstances affecting the reliability and security of the Internet, access to our website and/or the ability to safeguard confidential information could be impaired causing a negative effect on the financial results of our business operations

Despite the implementation of security measures, our web site infrastructure may be vulnerable to computer viruses, hacking or similar disruptive problems caused by members, other Internet users, other connected Internet sites, and the interconnecting telecommunications networks. Such problems caused by third-parties could lead to interruptions, delays or cessation of service to our customers. Inappropriate use of the Internet by third-parties could also potentially jeopardize the security of confidential information stored in our computer system, which may deter individuals from becoming customers. Such inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems, which is commonly known as “cracking” or “hacking.” Although we intend to implement security measures, such measures have been circumvented in the past, and there can be no assurance that any measures we implement would not be circumvented in future. Dealing with problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation of service to our customers, which could have a materially adverse effect on our business, financial condition and results of operations.

Because of the Company’s dependence on computer and telecommunications infrastructure and computer software, any systems disruptions or operating malfunctions would affect the Company’s costs of doing business and could cause the business to fail

The Company’s success will be dependent in large part on computer systems that deliver its content and the networks that connect those computer systems, especially the e-commerce connections that will allow the Company to collect revenues for the services it provides. Moreover, computer and telecommunication technologies are evolving rapidly and are characterized by short product lifecycles, which may require the Company to anticipate technological developments. There can be no assurance that the Company will be successful in anticipating, managing, or adopting such technological changes on a timely basis or that it will have the resources available to invest in new technologies. In addition, the Company’s business is highly dependent on its computer and telecommunications equipment and software systems, the temporary or permanent loss of which, resulting from physical damage or operating malfunction, could have a materially adverse effect on the its business. Operating malfunctions in the software systems of financial institutions, market makers, and other parties may also have an adverse effect on the ability of the Company to operate.

Because the majority of the Company’s business will be conducted through the internet, the Company’s success will depend on its ability to continually adjust its services to customer needs

The majority of the Company’s products and services are provided through the Internet. The market for Internet-related products and services is characterized by rapid technological change, changing customer needs, frequent new product introductions, and evolving industry standards. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to continually introduce new and innovative products and services. The Company’s success will depend partially on the ability to introduce new content and services continually and on a timely basis and to continue to improve the performance, features, and reliability of its products and services in response to both evolving demands of prospective customers and competitive products.

Because the majority of the Company’s business will be conducted through the internet, the Company’s success will depend on its ability to increase the size of its user base

Increasing the size of the Company’s user base is critical to increasing revenues. If the Company cannot increase the size of its user base, it may not be able to generate additional revenues, which could leave it unable to maintain or increase its business. To increase its user base, the Company must (i) continuously update its content; (ii) increase brand recognition through advertising and syndication; (iii) enhance its technology to improve the functionality of its website; and (iv) offer attractive opportunities to electronic commerce sponsors and users. If the Company does not achieve these objectives to increase its user base, its business could be harmed.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide the information required by this item.

ITEM 2.          PROPERTIES.

The Company has shared office services located at 112 North Curry Street, Carson City, Nevada, 89703.  The Company does not own or rent any properties.

ITEM 3.          LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Registrant’s Common Equity

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTC BB under the symbol “HOMR,” there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTC BB.  Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Approximate Number of Holders of Common Stock

As of September 25, 2013, there were 14 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

Dividends

We have not declared any cash dividends in the two most recent fiscal years. The declaration of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions. It is our present intention not to pay any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no options, warrants or convertible securities outstanding pursuant to an equity compensation plan.

Recent Sales of Unregistered Securities

None.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-183310) in connection with the sale by us of up to 4,000,000 shares of common stock, pre-split, for $0.025 per share, was declared effective by the SEC on October 15, 2012.  210,000 shares, pre-split, were sold under this offering.   The following information is as of June 30, 2013:

	Shares		Amount

Aggregate Sold	210,000	*	$5,250
Underwriter Discounts and Expenses			$Nil
Net Proceeds			$5,250

*The Company effected a 1 for 142 stock split on December 4, 2012 and this became 29,820,000 issued and outstanding shares.

The net proceeds from our offering were used for (i) website development costs (ii) advertising, (iii) marketing, (iv) and administrative expenses.

No payments for our expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates with the funds raised in the offering, which funds we have not yet officially accepted or used to date.  The offering is being conducted in a best efforts, no minimum, direct public offering without any involvement of underwriters or broker- dealers and the Company has not paid and will not pay commissions in connection with the sale of the shares.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended June 30, 2013. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

Homie Recipes, Inc. was incorporated in the State of Nevada as a for-profit company on June 22, 2012 and established June 30 as its fiscal year end.

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

We have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has begun to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Although our Board of Directors' preference would be to obtain additional funding to implement our business plan, the Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

As such on April 22, 2013, we entered into a binding letter of intent (“LOI”) with Auritec Pharmaceuticals Inc. (“Auritec”) whereby Auritec agreed to; (i)  license certain of its intellectual property rights  related to Pro-Cyclovir codrug and its use for the treatment of Herpes Labialis caused by HSV-1 to a subsidiary of Auritec to be formed, and (ii) cause such subsidiary to enter into a reverse acquisition transaction with us  in exchange for 40,000,000 shares of our common  stock.  This letter of intent was subsequently terminated in June 2013.

We have had preliminary discussions with other potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this Annual Report on Form 10-K. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Our business office is located at 112 North Curry Street, Carson City, Nevada, 89703; our telephone number is (775) 321-8225 and our fax number is (775) 546-9905.  Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 882-1013.

Critical Accounting Policies and Estimates

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

Recently Issued Accounting Pronouncements

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Results of Operations

Fiscal Year Ended June 30, 2013

During the fiscal year ended June 30, 2013 we had no revenues and expenses totaled $53,390, made up of $41,765 in professional fees and $11,625 in office and general administrative expenses. From inception on June 22, 2012 to June 30, 2013 we had no revenues and expenses totaled $56,520, made up of $42,465 in professional fees and $14,055 in office and general administrative expenses.

Liquidity and Capital Resources

As of June 30, 2013, current assets were $0 and current liabilities were $43,780.  Our net working capital deficit as of June 30, 2013 was $43,780.

Net cash used in operating activities for the fiscal year ended June 30, 2013 was $54,090 as compared to $2,430 for the period from inception through June 30, 2012.  Net cash provided by financing activities for the fiscal year ended June 30, 2013 was $47,590 as compared to $8,930 for the period from inception through June 30, 2012.

On October 15, 2013, a Registration Statement on Form S-1 was declared effective by the SEC, registering 4,000,000 shares of our common stock.  As of June 30, 2013, we raised $5,250 through the proceeds of the sale of our common stock.

After further evaluation of the transaction with Auritec Pharmaceuticals Inc. announced on April 11, 2013, the Company has decided not to proceed. The Company is evaluating other business opportunities and has access to sufficient funds to complete these evaluations and will announce funding requirements once a decision is reached. These funding requirements will include funds required to execute on our business strategy, including additional working capital commensurate with the operational needs of planned marketing, development and production efforts. We anticipate that we will be able to raise sufficient amounts of working capital through debt or equity offerings as may be required to meet our short-term and long-term obligations. However, changes in operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

We have generated no revenue and therefore we may not be able to produce adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. We intend to finance our operations in part by issuing additional common stock, warrants and through bridge financing. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand business operations and could harm our overall business prospects. In addition, we cannot be assured of profitability in the future.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the period ending June 30, 2013 begin on page F-1 and have been examined by our independent accountants, GBH CPAs, PC.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Independent Registered Public Accounting Firm

On July 17, 2013, the Company dismissed Ronald R. Chadwick, P.C. as its independent accounting firm.   The dismissal of Ronald R. Chadwick, P.C. was approved by the Company’s Board of Directors.

During the fiscal year ended June 30, 2013 and during the period from June 22, 2012 to July 17, 2013, the date of dismissal, (i) there were no disagreements with Ronald R. Chadwick, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ronald R. Chadwick, P.C. would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Ronald R. Chadwick, P.C. with a copy of Item 9B of this Annual Report on Form 10-K and has requested in writing that they provide a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Company has received a copy of the Ronald R. Chadwick, P.C.’s letter and has filed it as an exhibit to this Annual Report on Form 10-K.

Appointment of Independent Registered Public Accounting Firm

Effective July 17, 2013, the Board of Directors of the Company engaged GBH CPA’s PC (“GBH”) as its independent registered public accounting firm to audit the Company’s financial statements for the Company’s fiscal year ended June 30, 2013.

The Company did not consult with GBH prior to their engagement regarding: (i) the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or advice was provided that the newly appointed accountant concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

Other than as described above, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2013 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Our management concluded, as of June 30, 2013, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2013, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

i)
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

ii)
Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

Our management feels the weaknesses identified above have not had any material affect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.        OTHER INFORMATION.

Dismissal of Independent Registered Public Accounting Firm

On July 17, 2013, the Company dismissed Ronald R. Chadwick, P.C. as its independent accounting firm.   The dismissal of Ronald R. Chadwick, P.C. was approved by the Company’s Board of Directors.

During the fiscal year ended June 30, 2013 and during the period from June 22, 2012 to July 17, 2013, the date of dismissal, (i) there were no disagreements with Ronald R. Chadwick, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Ronald R. Chadwick, P.C. would have caused it to make reference to such disagreement in its reports; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided Ronald R. Chadwick, P.C. with a copy of Item 9B of this Annual Report on Form 10-K and has requested in writing that they provide a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. The Company has received a copy of the Ronald R. Chadwick, P.C.’s letter and has filed it as an exhibit to this Annual Report on Form 10-K.

Appointment of Independent Registered Public Accounting Firm

Effective July 17, 2013, the Board of Directors of the Company engaged GBH CPA’s PC (“GBH”) as its independent registered public accounting firm to audit the Company’s financial statements for the Company’s fiscal year ended June 30, 2013.

The Company did not consult with GBH prior to their engagement regarding: (i) the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or advice was provided that the newly appointed accountant concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

Other than as described above, there were no disagreements (as that term is used in Item 304(a)(1)(iv) of Regulation S-K) or reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are our present directors and executive officers. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position
Mr. Jose Mari C. Chin	44	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

The Board of Directors is comprised of only one class. All of the directors serve for a term of one year and until their successors are elected at our Annual Shareholders’ Meeting and are qualified, subject to removal by our shareholders. Each executive officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

Biographies

Set forth below is a brief account of the business experience during the past five years of our sole executive officer and director.

Mr. Jose Mari C. Chin

From May 2007 to the present, Mr. Chin has operated Chin Trading, a company specializing in trading and based in the Philippines.  Prior to forming Chin Trading, Mr. Chin was a Business Officer with Allam Inc., a marketing company from May 1999 to October 2007.  He previously was an Executive Administrator with Mayapag Corp., a company specializing in trading, from January 1994 to April 1998.  Mr. Chin received a Bachelor’s Degree in Commerce from the University of the Zamboanga of the Philippines in 1990.  Mr. Chin’s broad business experience with developing companies is expected to provide our Board with helpful insight as to its growth potential and objectives.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the prior fiscal year. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of nominating and compensation committees.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o Homie Recipes, Inc. 112 North Curry Street, Carson City, Nevada, 89703.

Director Nominations

As of June 30, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Mr. Jose Mari C. Chin currently serves as our principal executive officer and sole director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

We have not adopted a Code of Ethics.

ITEM 11.        EXECUTIVE COMPENSATION.

General Philosophy

Our Board of Directors is responsible for establishing and administering our executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal year ended June 30, 2013 by our current and former executive officers and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table
												Nonqualified
										Non-Equity		Deferred
Name and Principal						Stock		Option		Incentive Plan		Compensation		All Other
Position	Year	Salary		Bonus		Awards		Awards		Compensation		Earnings		Compensation		Total

Ms. Jacyara de Jesus Marques	2013		$-		-		-		-		-		-		$-	$-
President, Secretary, Treasurer, Chief Financial Officer(1)
Mr. Jose Mari C. Chin President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer(2)	2013		$-		-		-		-		-		-		$-	$-
Ms. Ana Efigenia de Jesus Marques Secretary and Director(3)	2013		$-		-		-		-		-		-		$-	$-
____________________
(1)	Ms. Ms. Jacyara de Jesus Marques resigned as the Company’s President, Secretary, Treasurer, Chief Financial Officer and Director on April 8, 2013.
(2)	Mr. Jose Mari C. Chin was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on April 8, 2013
(3)	Ms. Ana Efigenia de Jesus Marques resigned as the Company’s Secretary and Director on April 8, 2013.

Other than as noted above, none of our executive officers or directors received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation.

Employment Agreements

The Company has not entered into employment agreements with any of its executive officers or directors.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended June 30, 2013.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Mr. Jose Mari C. Chin	$-	$-	$-	$-	$-	$-	$-
Ms. Jacyara de Jesus Marques	$-	$-	$-	$-	$-	$-	$-
Ms. Ana Efigenia de Jesus Marques	$-	$-	$-	$-	$-	$-	$-

Stock Option Plans - Outstanding Equity Awards at Fiscal Year End

None.

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate Compensation Committee. Instead, our Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of September 25, 2013, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of September 25, 2013, there were 69,819,980 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

		Percentage
Name and Address of Beneficial Owner(1)	Shares Beneficially Owned (1)	Beneficially Owned
Directors and Executive Officers
Mr. Jose Mari C. Chin President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer 112 North Curry Street, Carson City, Nevada, 89703	Nil	Nil%
5% Holders
Jacyara De Jesus Marques Rua Cesar Batista, 163 Casa 8, Sao Paulo-SP, CEP 04312-130, Brazil	39,999,980	57.29%
Lornex Financial Ltd.(2) Henville, Building, Charlestown, SC Nevis	3,834,000	5.49%
___________________________
(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	3,834,000 shares of our common stock are directly owned by Lornex Financial Ltd., a company organized under the laws of Nevis.
Securities Authorized for Issuance Under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

Our transfer agent is Globex Transfer, LLC and is located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725. Their telephone number is (813 344-4490.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

Related Party Transactions

As at June 30, 2013 an aggregate amount of $43,780 was owed to our Chief Executive Officer, Jose Mari C. Chin. The amount owed does not bear a maturity date and does not accrue interest.

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the fiscal year ended June 30, 2013, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Ronald R. Chadwick, P.C, for the fiscal periods shown.

	June 30, 2013	June 30, 2012
Audit Fees	$6,250	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$6,250	$-

The following table shows the fees paid or accrued by us for the audit and other services provided by GBH CPAs, PC, for the fiscal periods shown.

	June 30, 2013	June 30, 2012
Audit Fees	$3,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$3,000	$-

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by the independent registered public accounting firm in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended June 30, 2013. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

(b)           Exhibits:

Number	Description
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed August 14, 2012).

3.2	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed August 14, 2012).

16.1	Letter from Ronald R. Chadwick, P.C. *

21	The Company has no subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
___________________________
 *Filed Herewith

 **Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME RECIPES, INC.

Date: October 3, 2013	By:	/s/ Jose Mari C. Chin
	Name:	Jose Mari C. Chin
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal
Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jose Mari C. Chin	Director	October 3, 2013
Jose Mari C. Chin	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Homie Recipes, Inc.
CARSON CITY, NV

We have audited the accompanying balance sheet of Homie Recipes, Inc. (a development stage company) as of June 30, 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from June 22, 2012 (inception) to June 30, 2013.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from June 22, 2012 (inception) through June 30, 2012 were audited by other auditors whose report expressed an unqualified opinion on those financial statements. The financial statements for the period from June 22, 2012 (inception) through June 30, 2012 include a net loss of $3,130. Our opinion on the financial statements for the period from June 22, 2012 (inception) through June 30, 2013, insofar as it relates to amounts from June 22, 2012 (inception) through June 30, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homie Recipes, Inc. as of June 30, 2013, and the results of its operations and its cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
October 3, 2013

Board of Directors
Homie Recipes, Inc.
Carson City, Nevada

I have audited the accompanying balance sheet of Homie Recipes, Inc. (a development stage company) as of June 30, 2012, and the related statements of operations, stockholders' equity and cash flows for the period from June 22, 2012 (inception) through June 30, 2012. These financial statements are the responsibility of the Company's   management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homie Recipes, Inc. as of June 30, 2012, and the results of its operations and its cash flows for the period from June 22, 2012 (inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                                                                   /s/ Ronald R. Chadwick, P.C.
July 30, 2012                                                                                                                           RONALD R. CHADWICK, P.C.

HOMIE RECIPES, INC.
(A Development Stage Company)
BALANCE SHEETS
Audited

	June 30, 2013	June 30, 2012

ASSETS

CURRENT ASSETS
Cash	$-	$6,500
TOTAL ASSETS	$-	$6,500

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$700
Due to related party	43,780	1,430
TOTAL CURRENT LIABILITIES	43,780	2,130

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $0.001 par value
Authorized
200,000,000 shares and 10,650,000,000 shares of common stock, respectively, $0.001 par value
Issued and outstanding
69,819,980 shares and 1,065,000,000 shares issued and outstanding, respectively	$69,820	$1,065,000
Additional paid in capital	(57,080)	(1,057,500)
Deficit accumulated during the development stage	(56,520)	(3,130)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(43,780)	$4,370
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$-	$6,500
The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
Audited

		From	From
		June 22, 2012	June 22, 2012
	Year Ended	(Inception)	(Inception)
	June 30,	to June 30,	to June 30,
	2013	2012	2013
REVENUE

Revenues	$-	$-	$-
Total revenues	$-	$-	$-

EXPENSES

Office and general adminstrative	$(11,625)	$(2,430)	$(14,055)
Professional fees	(41,765)	(700)	(42,465)
Total expenses	$(53,390)	$(3,130)	$(56,520)

NET LOSS	$(53,390)	$(3,130)	$(56,520)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	497,444,756	236,666,667

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (June 22, 2012) to June 30, 2013
Audited

	Common Stock		Additional	Deficit accumulated
	Number of		paid-in	during the
	shares	Amount	capital	development stage	Total

Inception (June 22, 2012)
Common stock issued for cash	1,065,000,000	$1,065,000	$(1,057,500)	$-	$7,500

Net loss for the period	-	-	-	(3,130)	(3,130)

Balance, June 30, 2012	1,065,000,000	1,065,000	(1,057,500)	(3,130)	4,370

Common stock issued for cash	29,820,000	29,820	(24,570)	-	5,250

Redemption of common stock	(1,025,000,020)	(1,025,000)	1,024,990	-	(10)

Net loss for the period	-	-	-	(53,390)	(53,390)

Balance, June 30, 2013	69,819,980	$69,820	$(57,080)	$(56,520)	$(43,780)

The accompanying notes are an integral part of these financial statements

HOMIE RECIPES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
Audited

		From	From
		June 22, 2012	June 22, 2012
	Year Ended	(Inception)	(Inception)
	June 30,	to June 30,	to June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,390)	$(3,130)	$(56,520)
Change in operating assets and Liabilities:
Accounts payable	(700)	700	-
NET CASH USED IN OPERATING ACTIVITIES	(54,090)	(2,430)	(56,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to related party	42,350	1,430	43,780
Issuance of common stock for cash	5,250	7,500	12,750
Redemption of common stock	(10)	-	(10)
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,590	8,930	56,520

NET INCREASE (DECREASE) IN CASH	(6,500)	6,500	-

CASH, BEGINNING OF PERIOD	6,500	-	-

CASH, END OF PERIOD	$-	$6,500	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
 (A Development Stage Company)

 NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit company on June 22, 2012 and established a fiscal yearend of June 30. It is a Development Stage Company that intends to stream videos and written recipes through a yet to be developed website. Our goal is to stream free recipes for ‘special’ homemade food. We intend to have recipes with a special personal meaning on our website.

The Company has not yet commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. The Company is in the initial development stage and has incurred losses since inception totaling $56,520.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $56,520.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by issuing Founder’s shares for cash. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including legal, audit, transfer agency and edgarizing costs.

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents
For the purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes
The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Common Share
Basic net loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of June 30, 2013.

Subsequent Events
The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements
The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 - CAPITAL STOCK

The Company is authorized to issue 200,000,000 common shares.

On June 29, 2012, the Company issued 1,065,000,000 common shares to the founder of the Company for $7,500.

In November 2012, the Company issued 29,820,000 common shares for $5,250.

On December 4, 2012, the Company redeemed 1,025,000,020 shares of the Company’s Common Stock for $10. On the same day, the Board of Directors approved a stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 at a ratio of 1:142, such that every 1 share of common stock becomes 142 shares of common stock, amending the Company’s total number of authorized common shares to 200,000,000 common shares. All share numbers and per share information presented give effect to the stock split.

The Company has a total of 69,819,980 shares issued and outstanding at June 30, 2013.

NOTE 4 – RELATED PARTY TRANSACTIONS

The amounts due to related party of $43,780 at June 30, 2013 represent a shareholder advance accruing no interest and with no repayment terms.

NOTE 5 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012

Net operating loss carry forward	$56,520	$3,130
Effective tax rate	35%	35%
Deferred tax assets	19,782	1,096
Less: Valuation allowance	(19,782)	(1,096)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2032 and 2033.