Form 10-Q
period 2013-09-30
Homie Recipes, Inc.
filed 2013-11-14
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________ to __________

Commission file number:	333-183310

HOMIE RECIPES, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5589664
(State or other jurisdiction	(IRS Employer Identification No.)
of Incorporation or organization)

112 North Curry Street, Carson City, Nevada 89703
(Address of principal executive offices and zip code)

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

 ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2013
Common stock, $.001 par value	69,819,980

Home Recipes, Inc.
Form 10-Q
For the Three Months Ended September 30, 2013

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on October 4, 2013.

As used in this Form 10-Q, “we,” “us,” and “our” refer to Homie Recipes, Inc., which is also sometimes referred to as the “Company” or “Homie.”

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this report on Form 10-Q relate only to events or information as of the date on which the statements are made in this report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
BALANCE SHEETS (Unaudited)

	September 30, 2013	June 30, 2013

ASSETS

CURRENT ASSETS
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,115	$-
Due to related party	51,820	43,780
TOTAL CURRENT LIABILITIES	65,935	43,780

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value
Authorized
200,000,000 shares of common stock, $0.001 par value
Issued and outstanding
69,819,980 shares of common stock	$69,820	$69,820
Additional Paid in Capital	(57,080)	(57,080)
Deficit accumulated during the development stage	(78,675)	(56,520)
TOTAL STOCKHOLDER'S DEFICIT	$(65,935)	$(43,780)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
			Period
	Three Months	Three Months	from inception
	Ended	Ended	(June 22, 2012) to
	September 30, 2013	September 30, 2012	September 30, 2013
REVENUE

Revenues	$-	$-	$-
Total revenues	$-	$-	$-

EXPENSES

Office and general	$-	$(801)	$(14,055)
Professional fees	(22,155)	(5,250)	(64,620)
Total expenses	$(22,155)	$(6,051)	$(78,675)

NET LOSS	$(22,155)	$(6,051)	$(78,675)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	1,065,000,000

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months	Three Eonths	Period
	Ended	Ended	from inception on
	September 30,	September 30,	22-Jun-2012 to
	2013	2012	30-Sep-13

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,155)	$(6,051)	$(78,675)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	14,115	50	14,115
NET CASH USED IN OPERATING ACTIVITIES	(8,040)	(6,001)	(64,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of common stock	-	-	12,750
Redemption of common stock	-	-	(10)
Advances from related party	8,040	-	51,820
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,040	-	64,560

NET DECREASE IN CASH	-	(6,001)	-

CASH, BEGINNING OF PERIOD	-	6,500	-

CASH, END OF PERIOD	$-	$499	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
 (A Development Stage Company)

 NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on June 22, 2012 and established a fiscal yearend of June 30. It is a Development Stage Company that intends to stream videos and written recipes through a yet to be developed website. Our goal is to stream free recipes for ‘special’ homemade food. We intend to have recipes with a special personal meaning on our website.

The Company has not yet commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. The Company is in the initial development stage and has incurred losses since inception totaling $78,675.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $78,675.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by issuing Founder’s shares for cash. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including legal, audit, transfer agency and edgarizing costs.

Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2012, as reported in the Form 10-K, have been omitted.

HOMIE RECIPES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Loss per Common Share
Basic net loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of September 30, 2013.

Subsequent Events
The Company evaluated subsequent events from September 30, 2013 through the date when financial statements are issued for disclosure consideration.

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

The Company has a total of 69,819,980 shares issued and outstanding at September 30, 2013.

HOMIE RECIPES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

The amounts due to related party of $51,820 at September 30, 2013 represent a shareholder advance accruing no interest and with no repayment terms.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Overview

Homie Recipes, Inc. was incorporated in the State of Nevada on June 22, 2012 and established June 30 as its fiscal year end.

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

We have had preliminary discussions with other potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this Quarterly Report on Form 10-Q. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Our business office is located at 112 North Curry Street, Carson City, Nevada, 89703; our telephone number is (775) 321-8225 and our fax number is (775) 546-9905.  Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 882-1013.

Results of Operations

During the three month period ended September 30, 2013, we had no revenues and expenses totaled $22,155, made up of $22,155 in professional fees, as compared to the three month period ended September 30, 2012 when we had no revenues and expenses totaled $6,051, made up of $5,250 in professional fees and $801 in office and general administrative expenses. From inception on June 22, 2012 to September 30, 2013 we had no revenues and expenses totaled $78,675, made up of $64,620 in professional fees and $14,055 in office and general administrative expenses.

Liquidity and Capital Resources

As of September 30, 2013, current assets were $0 and current liabilities were $65,935.  Our net working capital deficit as of September 30, 2013 was $65,935.

Net cash used in operating activities for the three month period ended September 30, 2013 was $8,040 as compared to $6,001 for the three month period ended September 30, 2012.  Net cash provided by financing activities for the three month period ended September 30, 2013 was $8,040 as compared to $Nil for the three month period ended September 30, 2012. Net cash used in operating activities since inception on June 22, 2012 to September 30, 2013 was $64,560 and net cash provided by financing activities since inception on June 22, 2012 to September 30, 2013 was $64,560.

We are evaluating business opportunities and have access to sufficient funds to complete these evaluations and will announce funding requirements once a decision is reached. These funding requirements will include funds required to execute on our business strategy, including additional working capital commensurate with the operational needs of planned marketing, development and production efforts. We anticipate that we will be able to raise sufficient amounts of working capital through debt or equity offerings as may be required to meet our short-term and long-term obligations. However, changes in operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the quarterly period ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended September 30, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

(i)
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

(ii)
Audit Committee and Financial Expert. The Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 1A. Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed August 14, 2012).
3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed August 14, 2012).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
_________________

* Filed herewith.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMIE RECIPES, INC.

Date: November 14,2013	By:	/s/Jose Mari C. Chin
	Name:	Jose Mari C. Chin
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)