Form 10-Q/A
period 2013-09-30
Homie Recipes, Inc.
filed 2013-11-25
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2013
Common stock, $.001 par value	69,819,980

EXPLANATORY NOTE

Homie Recipes, Inc., a Nevada corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2013 (the “Original Form 10-Q”) to include a copy of Articles of Incorporation of the Company, as amended.

Except for the amended disclosure noted above, the information in this Form 10-Q/A has not been updated to reflect events that occurred after November 14, 2013, the filing date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q.  Except as set forth above, all other information in the Company’s Original Form 10-Q remains unchanged.

Item 6. Exhibits.

Exhibit	Description
No.

3.1*	Articles of Incorporation, as amended
3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed August 14, 2012).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)
101.SCH	XBRL Taxonomy Extension Schema (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)
101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2013)
_________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMIE RECIPES, INC.

Date: November 25, 2013	By:	/s/ Jose Mari C. Chin
Name: Jose Mari C. Chin
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)