Form 10-Q
period 2013-12-31
Homie Recipes, Inc.
filed 2014-02-14
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the transition period from__________ to __________

Commission file number:	333-183310

HOMIE RECIPES, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-5589664
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

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

☐	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller Reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2014
Common stock, $.001 par value	69,819,980

Home Recipes, Inc.
Form 10-Q

For the Six Months Ended December 31, 2013

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31, 2013	June 30, 2013

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,531	$-
Due to Related Party	73,661	43,780
TOTAL CURRENT LIABILITIES	77,192	43,780

STOCKHOLDERS' DEFICIT:
Common Stock, $0.001 par value,
200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional Paid in Capital	(57,080)	(57,080)
Deficit accumulated during the development stage	(89,932)	(56,520)
TOTAL STOCKHOLDERS' DEFICIT	(77,192)	(43,780)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Period from Inception
	Ended	Ended	Ended	Ended	on June 22, 2012 to
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

OPERATING EXPENSES

Office and general	-	(7,480)	-	(8,281)	(14,055)
Professional fees	(11,257)	(2,200)	(33,412)	(7,450)	(75,877)
Total operating expenses	(11,257)	(9,680)	(33,412)	(15,731)	(89,932)

NET LOSS	$(11,257)	$(9,680)	$(33,412)	$(15,731)	$(89,932)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	766,332,820	69,819,980	915,666,410

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period
	Six months	Six months	from inception on
	ended	ended	June 22, 2012 to
	December 31, 2013	December 31, 2012	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,412)	$(15,731)	$(89,932)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	3,531	3,450	3,531
NET CASH USED IN OPERATING ACTIVITIES	(29,881)	(12,281)	(86,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	5,250	12,750
Redemption of common stock	-	(10)	(10)
Advances from related party	29,881	5,610	73,661
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,881	10,850	86,401

NET DECREASE IN CASH	-	(1,431)	-
CASH, BEGINNING OF PERIOD	-	6,500	-

CASH, END OF PERIOD	$-	$5,069	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

The Company has not yet commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. The Company is in the initial development stage and has incurred losses since inception totaling $89,932.

Plan of Merger and Change in Scope of Business

On December 10, 2013, Homie Recipes, Inc., a Nevada corporation (“Parent”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synergy Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), and Synergy Strips Corp., a Delaware corporation (the “Synergy”) pursuant to which the Merger Sub would merge with and into Synergy, with Synergy as the surviving entity (the “Merger”).

Synergy was founded on January 12, 2012 and is in the business of developing and distributing oral dissolving strip products in the nutraceutical, vetraceutical and pharmaceutical market segments.  Synergy’s first product is an energy supplement in the form of an oral dissolving strip called “Synergy Strips”.

Immediately prior to the closing of the Merger, each share of Merger Sub common stock will be converted into one share of common stock of the surviving entity, and the shares of Synergy’s common stock (excluding any shares of Synergy common stock (i) held by Synergy, (ii) held by Parent, Merger Sub or any other subsidiaries thereof, and (iii) dissenting shares) will be converted into the right to receive 20,000,000 shares of Parent common stock (the “Merger Consideration”). It is the parties’ intent that the shares of Parent common stock constituting the Merger Consideration will represent 33.33% of the total issued and outstanding shares of Parent common stock after the closing of the Merger.

The Merger Agreement also includes certain termination provisions for both Parent and Synergy. Among the termination rights, both Parent and Synergy have the right to terminate the Merger Agreement if the closing date of the Merger has not occurred on or before January 31, 2014.  The Merger Agreement was  terminated on February 12, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $89,932.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by issuing Founder’s shares for cash. The officers and directors have committed to advancing certain operating costs of the Company.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

HOMIE RECIPES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s latest annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2013, as reported in the Form 10-K, have been omitted.

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

Net Loss per Common Share

Basic net loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of December 31, 2013.

Subsequent Events

The Company evaluated subsequent events from December 31, 2013 through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the Company’s financial statement.

HOMIE RECIPES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 – CAPITAL STOCK

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

The Company has a total of 69,819,980 shares issued and outstanding at December 31, 2013.

NOTE 4 – RELATED PARTY TRANSACTIONS

The amounts due to a related party of $73,661 at December 31, 2013 represent a shareholder advances, accruing no interest and with no repayment terms.

NOTE 5 – SUBSEQUENT EVENTS

On December 10, 2013, Homie had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synergy Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Homie (“Merger Sub”), and Synergy Strips Corp., a Delaware corporation (“Synergy”) pursuant to which the Merger Sub would merge with and into the Synergy, with Synergy as the surviving entity. The Merger Agreement was subsequently terminated on February 12, 2014 upon the mutual agreement of the parties thereto.

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

On December 10, 2013, Homie had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synergy Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Homie (“Merger Sub”), and Synergy Strips Corp., a Delaware corporation (“Synergy”) pursuant to which the Merger Sub would merge with and into the Synergy, with Synergy as the surviving entity. The Merger Agreement was subsequently terminated on February 12, 2014 upon the mutual agreement of the parties thereto.

Our business office is located at 112 North Curry Street, Carson City, Nevada, 89703; our telephone number is (775) 321-8225 and our fax number is (775) 546-9905.  Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 882-1013.

Results of Operations

During the three month period ended December 31, 2013 we had no revenues and expenses totaled $11,257, made up of $11,257 in professional fees as compared to the three month period ended December 31, 2012 where we had no revenues and expenses totaled $9,680, made up of $2,200 in professional fees and $7,480 in office and general administrative expenses.

During the six month period ended December 31, 2013 we had no revenues and expenses totaled $33,412, made up of $33,412 in professional fees as compared to the six month period ended December 31, 2012 where we had no revenues and expenses totaled $15,731, made up of $7,450 in professional fees and $8,281 in office and general administrative expenses.

From inception on June 22, 2012 to December 31, 2013, we had no revenues and expenses totaled $89,932, made up of $75,877 in professional fees and $14,055 in office and general administrative expenses.

Liquidity and Capital Resources

As of December 31, 2013, current assets were $0 and current liabilities were $77,192.  Our net working capital deficit as of December 31, 2013 was $77,192.

Net cash used in operating activities for the six month period ended December 31, 2013 was $29,881 as compared to $12,281 for the six month period ended December 31, 2012.  Net cash provided by financing activities for the six month period ended December 31, 2013 was $29,881 as compared to $10,850 for the six month period ended December 31, 2012.

Net cash used in operating activities since inception on June 22, 2012 to December 31, 2013 was $86,401 and net cash provided by financing activities since inception on June 22, 2012 to December 31, 2013 was $86,401.

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

As of the quarterly period ended December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended December 31, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed September 30, 2013).
3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed August 14, 2012).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
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

Dated: February 14, 2014
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