Form 10-Q
period 2014-03-31
Homie Recipes, Inc.
filed 2014-05-15
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2014
Common stock, $.001 par value	69,819,980

Home Recipes, Inc.
Form 10-Q
For the Nine Months Ended March 31, 2014

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$10,654	$-
Due to related party	78,167	43,780
TOTAL CURRENT LIABILITIES	88,821	43,780

STOCKHOLDERS' DEFICIT:
Common Stock, $0.001 par value,
200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional Paid-in Capital (Deficit)	(57,080)	(57,080)
Deficit accumulated during the development stage	(101,561)	(56,520)
TOTAL STOCKHOLDER'S DEFICIT	(88,821)	(43,780)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Period from Inception
	Ended	Ended	Ended	Ended	on June 22, 2012 to
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013	March 31, 2014
REVENUE

Revenues	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

OPERATING EXPENSES

Office and general	-	(3,344)	-	(11,625)	(14,055)
Professional fees	(11,629)	(2,200)	(45,041)	(9,650)	(87,506)
Total operating expenses	(11,629)	(5,544)	(45,041)	(21,275)	(101,561)

NET LOSS	$(11,629)	$(5,544)	$(45,041)	$(21,275)	$(101,561)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	69,819,980	69,819,980	637,833,641

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period
	Nine months	Nine months	from inception on
	ended	ended	June 22, 2012 to
	March 31, 2014	March 31, 2013	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,041)	$(21,275)	$(101,561)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	10,654	(700)	10,654
NET CASH USED IN OPERATING ACTIVITIES	(34,387)	(21,975)	(90,907)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	5,250	12,750
Redemption of common stock	-	(10)	(10)
Advances from related party	34,387	10,235	78,167
NET CASH PROVIDED BY FINANCING ACTIVITIES	34,387	15,475	90,907

NET DECREASE IN CASH	-	(6,500)	-
CASH, BEGINNING OF PERIOD	-	6,500	-

CASH, END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

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

The Company has not yet commenced any significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company. The Company is in the initial development stage and has incurred losses since inception totaling $101,561.

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

The Merger Agreement was terminated on February 12, 2014 upon the mutual agreement of the parties thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $101,561.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by issuing Founder’s shares for cash. The officers and directors have committed to advancing certain operating costs of the Company.

HOMIE RECIPES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net Loss per Common Share

Basic net loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of March 31, 2014.

HOMIE RECIPES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Subsequent Events

The Company evaluated subsequent events from March 31, 2014 through the date when financial statements are issued for disclosure consideration.

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

The Company has a total of 69,819,980 shares issued and outstanding at March 31, 2014.

NOTE 4 – RELATED PARTY TRANSACTIONS

The amounts due to a related party of $78,167 at March 31, 2014 represent a shareholder advances, accruing no interest and with no repayment terms.

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

Homie is a development-stage company that intends to stream videos and written recipes through a website. Our goal is to stream free recipes for ‘special’ homemade cuisines and food items. We intend to have recipes that are personal and have special meaning on our website. What makes a recipe ‘special’ is the personal history or tradition behind it, for example, cookies made by someone’s mother on Christmas Eve, or a special pasta sauce prepared by their Grandmother made every Sunday when they were growing up, etc.

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

Results of Operations

During the three month period ended March 31, 2014, we had no revenues and expenses totaled $11,629, made up of $11,629 in professional fees as compared to the three month period ended March 31, 2013 where we had no revenues and expenses totaled $5,544, made up of $2,200 in professional fees and $3,344 in office and general administrative expenses.

During the nine month period ended March 31, 2014, we had no revenues and expenses totaled $45,041, made up of $45,041 in professional fees as compared to the nine month period ended March 31, 2013 where we had no revenues and expenses totaled $21,275, made up of $9,650 in professional fees and $11,625 in office and general administrative expenses.

From inception on June 22, 2012 to March 31, 2014, we had no revenues and expenses totaled $101,561, made up of $87,506 in professional fees and $14,055 in office and general administrative expenses.

Liquidity and Capital Resources

As of March 31, 2014, current assets were $0 and current liabilities were $88,821.  Our net working capital deficit as of March 31, 2014 was $88,821.

Net cash used in operating activities for the nine month period ended March 31, 2014 was $34,387 as compared to $21,975 for the nine month period ended March 31, 2013.  Net cash provided by financing activities for the nine month period ended March 31, 2014 was $34,387 as compared to $15,475 for the nine month period ended March 31, 2013.

Net cash used in operating activities since inception on June 22, 2012 to March 31, 2014 was $90,907 and net cash provided by financing activities since inception on June 22, 2012 to March 31, 2014 was $90,907.

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

As of the quarterly period ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended March 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HOMIE RECIPES, INC.

Date: May 15, 2014	By:	/s/ Jose Mari C. Chin
	Name:	Jose Mari C. Chin
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)