Form 10-K
period 2014-06-30
Homie Recipes, Inc.
filed 2014-09-15
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended: June 30, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from:

Commission file number: 333-183310

HOMIE RECIPES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	45-5589664
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2013 was $Nil as the stock had not yet started publicly trading on any exchange. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at September 9, 2014
Common Stock, $0.001 par value per share	69,819,980 shares

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

HOMIE is a startup company that intends to stream videos and written recipes through a website. Our goal is to stream free recipes for ‘special’ homemade cuisines and food items. We intend to have recipes that are personal and have special meaning, on our website. What makes a recipe ‘special’ is the personal history or tradition behind it, for example, cookies made by someone’s mother on Christmas Eve, or a special pasta sauce prepared by their Grandmother made every Sunday when they were growing up, etc.

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

On December 10, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synergy Merger Sub, Inc. (“Merger Sub”), and Synergy Strips Corp. (“Synergy”) pursuant to which the Merger Sub would merge with and into Synergy, with Synergy as the surviving entity. The Merger Agreement was subsequently terminated on February 12, 2014 upon the mutual agreement of the parties thereto.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal year ended June 30, 2014, we had no cash on hand. We incurred operating expenses in the amount of $75,786 in the fiscal year ended June 30, 2014. These operating expenses were comprised mainly of professional fees.

We are exclusively dependent upon the success of future equity financings. Therefore, the failure thereof would result in need to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing.  If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors would lose all of their investment.

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

We intend to allocate between $3,000 and $35,000 for our tests and website costs, depending on availability of funds.

Second Phase: Finding advertising clients

After we have fully developed our website, we will search for advertising clients. We intend to try and secure contracts with companies that will pay us to place advertisement in our website and videos. We will search for cooking and food related companies, such as: groceries stores, appliances stores and fabricators, specific food companies, etc.

We expect to allocate between $1,000 and $15,000 to cover costs related to finding advertising clients, depending on the availability of funds. These costs will be used for travel costs, meals and other expenses in connection with meeting with prospective clients. We intend to focus on large international companies, but we may focus only on local business, depending on the funds available.

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

We plan on investing between $2,000 and $30,000 for our marketing campaign, depending on the availability of funds.

Office supplies, Stationery, Telephones, Internet

We intend to allocate between $150 and $1,150 to cover these costs, at the president’s discretion, depending on the availability of funds.

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

Food is a basic necessity for people, but it can also provide and create special moments and occasions. We believe that there are a greater number of people who prefer homemade food. We also believe that the internet is accessible to the mass population worldwide. Our website will be devoted to users that will be looking to share and learn new food recipes from different cultures. For this reason, we believe that it will be possible to find clients from the food industry to advertise on our website.

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

Our company has yet to enter the market and has no presence in the food preparation industry thus far. In order to enter into the market, we have to be able to successfully implement its plan of operation.

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

We also plan to have a presence in social media such as: Twitter and Facebook. If finances allow, we plan on placing advertisements in specialized magazines, restaurants and food related websites and ultimately, TV commercials. Our goal is to make our website mainstream. Our president will be responsible for our marketing campaign.

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

RISKS ASSOCIATED WITH OUR FINANCIAL CONDITION

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company

We have earned no revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. We have incurred cumulative net losses of $132,306 since June 22, 2012 (date of inception). We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of June 30, 2014, we had cash in the amount of $Nil. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

There can be no assurance that the president would be able to attend any event in person on a timely matter or at all.

Because our management is inexperienced in operating the Company’s business, our business plan may fail

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

RISKS RELATED TO OUR COMMON STOCK AND OUR STATUS AS A PUBLIC COMPANY

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities.  Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules.  Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

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

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.

 In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is not listed on any stock exchange and there is no established market for shares of our common stock.  Even if a market for our common stock develops, our common stock could be subject to wide fluctuations.

Our common stock is not listed on any stock exchange.  Although our common stock is quoted on the OTCQB marketplace, operated by OTC Market Group, Inc., there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTCQB.  The liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange.  No assurances can be given that an active public trading market for our common stock will develop or be sustained.  The trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which shareholders may be able to sell our common stock.

The price of such common stock could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors. In addition, the stock market has experienced extreme price and volume fluctuations in recent years. These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities.  Such risks could have an adverse affect on the stock’s future liquidity.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

The market price for shares of our common stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

·	quality deficiencies in services;

·	international developments, such as technology mandates, political developments or changes in economic policies;

·	changes in recommendations of securities analysts;

·	government regulations, including stock option accounting and tax regulations;

·	energy blackouts;

·	acts of terrorism and war;

·	widespread illness;

·	proprietary rights or patent litigation;

·	strategic transactions, such as acquisitions and divestitures; or

·	rumors or allegations regarding our financial disclosures or practices.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  If our stock price is volatile, we may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources.

Shareholders should also be aware that, according to SEC Release No. 34-29093, the market for “penny stock,” such as our common stock, has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

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

Market for Registrant’s Common Equity

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTCQB marketplace operated by OTC Market Group, Inc. under the symbol “HOMR,” there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTCQB.  Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Approximate Number of Holders of Common Stock

As of September 16, 2014, there were 14 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended June 30, 2014. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

Homie Recipes, Inc. was incorporated in the State of Nevada as a for-profit company on June 22, 2012 and established June 30 as its fiscal year end.

We are a startup company that intends to stream videos and written recipes through a website. Our goal is to stream free recipes for ‘special’ homemade cuisines and food items. We intend to have recipes that are personal and have special meaning, on our website. What makes a recipe ‘special’ is the personal history or tradition behind it, for example, cookies made by someone’s mother on Christmas Eve, or a special pasta sauce prepared by their Grandmother made every Sunday when they were growing up, etc.

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

On December 10, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Synergy Merger Sub, Inc. (“Merger Sub”), and Synergy Strips Corp. (“Synergy”) pursuant to which the Merger Sub would merge with and into Synergy, with Synergy as the surviving entity. The Merger Agreement was subsequently terminated on February 12, 2014 upon the mutual agreement of the parties thereto.

We have had preliminary discussions with other potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

Results of Operations

Fiscal Year Ended June 30, 2014 and 2013

During the fiscal year ended June 30, 2014, we had no revenues and expenses totaled $75,786, made up of $75,786 in professional fees. During the fiscal year ended June 30, 2013, we had no revenues and expenses totaled $53,390, made up of $41,765 in professional fees and $11,625 in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2014, current assets were $0 and current liabilities were $119,566.  Our working capital deficit as of June 30, 2014 was $119,566. As of June 30, 2013, current assets were $0 and current liabilities were $43,780.  Our working capital deficit as of June 30, 2013 was $43,780.

Net cash used in operating activities for the fiscal year ended June 30, 2014 was $53,844 as compared to $54,090 for the fiscal year ended June 30, 2013.  Net cash provided by financing activities for the fiscal year ended June 30, 2014 was $53,844 as compared to $47,590 for the fiscal year ended June 30, 2013.

On October 15, 2013, a Registration Statement on Form S-1 was declared effective by the SEC, registering 4,000,000 shares of our common stock.  We raised $5,250 by sale of our common stock and such offering has been completed.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the year ended June 30, 2014 begin on page F-1 and have been audited by our independent accountants, GBH CPAs, PC.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2014 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Our management concluded, as of June 30, 2014, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2014, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.        OTHER INFORMATION.

None.

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

Name	Age	Position
Mr. Jose Mari C. Chin	45	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors and greater than 10% beneficial owners failed to comply with all applicable filing requirements.

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

Director Nominations

As of June 30, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended June 30, 2014 and 2013 by our current and former executive officers and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table
												Nonqualified
										Non-Equity		Deferred
Name and Principal						Stock		Option		Incentive Plan		Compensation		All Other
Position	Year	Salary		Bonus		Awards		Awards		Compensation		Earnings		Compensation		Total

Mr. Jose Mari C. Chin	2014		$-		-		-		-		-		-		$-	$-
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer(1)	2013		$-		-		-		-		-		-		$-	$-
____________________
(1)	Mr. Jose Mari C. Chin was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on April 8, 2013

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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended June 30, 2014.

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

Security Ownership

The following table sets forth certain information as of September 9 2014, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of September 9, 2014, there were 69,819,980 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of		Percentage
Beneficial Owner(1)	Shares Beneficially Owned (1)	Beneficially Owned

Directors and Executive Officers

Mr. Jose Mari C. Chin President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer 112 North Curry Street, Carson City, Nevada, 89703	Nil	Nil%

5% Holders

Jacyara De Jesus Marques Rua Cesar Batista, 163 Casa 8, Sao Paulo-SP, CEP 04312-130, Brazil	39,999,980	57.29%
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

Transfer Agent

Our transfer agent is Globex Transfer, LLC and is located at 780 Deltona Blvd., Suite 202, Deltona, FL 32725. Their telephone number is (813) 344-4490.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

Related Party Transactions

As at June 30, 2014 an aggregate amount of $97,624 was owed to our Chief Executive Officer, Jose Mari C. Chin. The amount owed does not bear a maturity date and does not accrue interest.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the fiscal year ended June 30, 2014, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

	June 30, 2014	June 30, 2013
Audit Fees	$-	$6,250
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$-	$6,250

The following table shows the fees paid or accrued by us for the audit and other services provided by GBH CPAs, PC, for the fiscal periods shown.

	June 30, 2014	June 30, 2013
Audit Fees	$10,500	$3,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,500	$3,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by GBH CPAs, PC in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended June 30, 2014. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

(b)           Exhibits:

Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed September 30, 2013).

3.2	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed August 14, 2012).

21	The Company has no subsidiaries.

31	Certification of Chief Executive Officer and Cheif Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files*
___________________________
 *Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME RECIPES, INC.

Date: September 12, 2014	By:	/s/ Jose Mari C. Chin
	Name:	Jose Mari C. Chin
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal
Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jose Mari C. Chin	Director	September 12, 2014
Jose Mari C. Chin
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Homie Recipes, Inc.
Carson City, NV

We have audited the accompanying balance sheets of Homie Recipes, Inc. as of June 30, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  Homie Recipes, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homie Recipes, Inc. as of June 30, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Homie Recipes, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Homie Recipes, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
September 12, 2014

HOMIE RECIPES, INC.

BALANCE SHEETS

	June 30, 2014	June 30, 2013

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$21,942	$-
Advances from related party	97,624	43,780
TOTAL CURRENT LIABILITIES	119,566	43,780

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value,
200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional paid in capital	(57,080)	(57,080)
Accumulated deficit	(132,306)	(56,520)
TOTAL STOCKHOLDERS' DEFICIT	(119,566)	(43,780)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013
OPERATING EXPENSES
General and administrative	$-	$(11,625)
Professional fees	(75,786)	(41,765)
Total operating expenses	(75,786)	(53,390)

NET LOSS	$(75,786)	$(53,390)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	497,444,756

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
STATEMENT OF STOCHOLDER’S DEFICIT

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total
Balance, June 30, 2012	1,065,000,000	$1,065,000	$(1,057,500)	$(3,130)	$4,370

Common stock issued for cash	29,820,000	29,820	(24,570)	-	5,250

Redemption of common stock	(1,025,000,020)	(1,025,000)	1,024,990	-	(10)

Net loss	-	-	-	(53,390)	(53,390)

Balance, June 30, 2013	69,819,980	69,820	(57,080)	(56,520)	(43,780)

Net loss	-	-	-	(75,786)	(75,786)

Balance, June 30, 2014	69,819,980	$69,820	$(57,080)	$(132,306)	$(119,566)

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,786)	$(53,390)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	21,942	(700)
NET CASH USED IN OPERATING ACTIVITIES	(53,844)	(54,090)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	5,250
Redemption of common stock	-	(10)
Advances from related party	53,844	42,350
NET CASH PROVIDED BY FINANCING ACTIVITIES	53,844	47,590

NET DECREASE IN CASH	-	(6,500)
CASH, BEGINNING OF PERIOD	-	6,500

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

 NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit company on June 22, 2012 and established a fiscal yearend of June 30. It is a startup company that intends to stream videos and written recipes through a yet to be developed website. Our goal is to stream free recipes for ‘special’ homemade food. We intend to have recipes with a special personal meaning on our website.

The Company has not yet commenced any significant operations and has incurred losses since inception totaling $132,306.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $132,306.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by issuing Founder’s shares for cash. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

HOMIE RECIPES, INC.

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

Net Loss per Common Share
Basic net loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of June 30, 2014 and 2013.

Subsequent Events
The Company evaluates subsequent events through the date when financial statements are issued for disclosure consideration.

Recent Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

NOTE 3 - CAPITAL STOCK

The Company is authorized to issue 200,000,000 shares of common stock.

In November 2012, the Company issued 29,820,000 shares of its common stock for $5,250.

On December 4, 2012, the Company redeemed 1,025,000,020 shares its common stock for $10. On the same day, the Board of Directors approved a stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 at a ratio of 1:142, such that every 1 share of common stock becomes 142 shares of common stock, amending the Company’s total number of authorized common shares to 200,000,000 shares. All share numbers and per share information presented give effect to the stock split.

The Company has a total of 69,819,980 shares of common stock issued and outstanding at June 30, 2014.

NOTE 4 – RELATED PARTY TRANSACTIONS

The amounts due to related party of $97,624 and $43,780 at June 30, 2014 and 2013, respectively, represent a shareholder advance accruing no interest and with no repayment terms.

HOMIE RECIPES, INC.

 NOTES TO THE FINANCIAL STATEMENTS

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013

Net operating loss carry forward	$132,306	$56,520
Effective tax rate	35%	35%
Deferred tax assets	46,307	19,782
Less: Valuation allowance	(46,307)	(19,782)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2032 and 2034.