Form 10-Q
period 2014-09-30
Homie Recipes, Inc.
filed 2014-11-14
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common stock, $.001 par value	69,819,980

Homie Recipes, Inc.

Form 10-Q

For the quarter ended September 30, 2014

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on September 15, 2014.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Homie Recipes, Inc.
Balance Sheets
(unaudited)

	September 30, 2014	June 30, 2014

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$11,571	$21,942
Advances from related party	119,658	97,624
TOTAL LIABILITIES	131,229	119,566

STOCKHOLDERS' DEFICIT:
Common Stock, $0.001 par value,
200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional paid-in capital	(57,080)	(57,080)
Accumulated deficit	(143,969)	(132,306)
TOTAL STOCKHOLDER'S DEFICIT	(131,229)	(119,566)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Homie Recipes, Inc.
Statements of Operations
(unaudited)

	For Three Months	For Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013
REVENUE
Revenue	$-	$-
Total revenue	-	-

OPERATING EXPENSES
Professional fees	(11,663)	(22,155)
Total operating expenses	(11,663)	(22,155)

NET LOSS	$(11,663)	$(22,155)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	69,819,980	69,819,980

The accompanying notes are an integral part of these financial statements.

Homie Recipes, Inc.
Statments of Cash Flows
(unaudited)
	For Three Months	For Three Months
	Ended	Ended
	September 30, 2014	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,663)	$(22,155)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(10,371)	14,115
NET CASH USED IN OPERATING ACTIVITIES	(22,034)	(8,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	22,034	8,040
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,034	8,040

NET DECREASE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
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

The Company has not yet commenced any significant operations and has incurred losses since inception totaling $143,969.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit since inception of $143,969.  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by issuing Founder’s shares for cash and advances from related party. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The officers and directors have committed to advancing certain operating costs of the Company, including legal, audit, transfer agency and filing costs.

Basis of Presentation
The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest annual report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2014, as reported in the Form 10-K, have been omitted.

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

Homie Recipes, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share
Basic net loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of September 30, 2014 and 2013.

Subsequent Events
The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has advances from a related party of $119,658 and $97,624 at September 30, 2014 and June 30, 2014, respectively, which represents a shareholder advance accruing no interest and with no repayment terms.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 common shares.

The Company has a total of 69,819,980 shares issued and outstanding at September 30, 2014.

NOTE 5 – INCOME TAXES

As of September 30, 2014 and June 30, 2014, the Company has deferred tax assets from net operating loss carry forwards of $50,389 and $46,307, respectively. We provided a full valuation allowance for the net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. The net federal operating loss carry forwards will expire between 2032 and 2034.

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

Overview

Homie Recipes, Inc. ("Homie") was incorporated in the State of Nevada on June 22, 2012 and established June 30 as its fiscal year end.

Homie is a start up company that intends to stream videos and written recipes through a website. Our goal is to stream free recipes for ‘special’ homemade cuisines and food items. We intend to have recipes that are personal and have special meaning on our website. What makes a recipe ‘special’ is the personal history or tradition behind it, for example, cookies made by someone’s mother on Christmas Eve, or a special pasta sauce prepared by their Grandmother made every Sunday when they were growing up, etc.

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

As such on April 22, 2013, we entered into a binding letter of intent (“LOI”) with Auritec Pharmaceuticals Inc. (“Auritec”) whereby Auritec agreed to: (i)  license certain of its intellectual property rights  related to Pro-Cyclovir codrug and its use for the treatment of Herpes Labialis caused by HSV-1 to a subsidiary of Auritec to be formed, and (ii) cause such subsidiary to enter into a reverse acquisition transaction with us  in exchange for 40,000,000 shares of our common  stock.  This letter of intent was subsequently terminated in June 2013.

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

Results of Operations

For the three months ended September 30, 2014, we had no revenues and had operating expenses of $11,663, made up of $11,663 in professional fees. For the three months ended September 30, 2013, we had no revenues and had operating expenses of $22,155, made up entirely of professional fees.

Liquidity and Capital Resources

As of September 30, 2014, we had current assets of $0 and current liabilities of $131,229.  Our net working capital deficit as of September 30, 2014 was $131,229.

Net cash used in operating activities for the three months ended September 30, 2014 was $22,034 as compared to $8,040 for the three months ended September 30, 2013.  Net cash provided by financing activities for the three months ended September 30, 2014 was $22,034 as compared to $8,040 for the three months ended September 30, 2013.

We are evaluating other business opportunities and have access to sufficient funds to complete these evaluations and will announce funding requirements once a decision is reached. These funding requirements will include funds required to execute on our business strategy, including additional working capital commensurate with the operational needs of planned marketing, development and production efforts. We anticipate that we will be able to raise sufficient amounts of working capital through debt or equity offerings as may be required to meet our short-term and long-term obligations. However, changes in operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

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

As of the quarterly period ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended September 30, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit
No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed September 30, 2013).
3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed August 14, 2012).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive Data Files
_________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMIE RECIPES, INC.

Date: November 13, 2014	By:	/s/ Jose Mari C. Chin
	Name	Jose Mari C. Chin
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)