Form 10-Q
period 2014-12-31
Homie Recipes, Inc.
filed 2015-02-18
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2015
Common stock, $.001 par value	69,819,980

Home Recipes, Inc.

Form 10-Q
For the Six Months Ended December 31, 2014

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMIE RECIPES, INC.
BALANCE SHEETS
(Unaudited)

	December 31, 2014	June 30, 2014

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,913	$21,942
Due to related party	134,490	97,624
TOTAL CURRENT LIABILITIES	141,403	119,566

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value,
200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional paid in capital	(57,080)	(57,080)
Accumulated deficit	(154,143)	(132,306)
TOTAL STOCKHOLDER'S DEFICIT	(141,403)	(119,566)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
REVENUE

Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-

OPERATING EXPENSES
General and administrative	(10,174)	(11,257)	(21,837)	(33,412)
Total operating expenses	(10,174)	(11,257)	(21,837)	(33,412)

NET LOSS	$(10,174)	$(11,257)	$(21,837)	$(33,412)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	69,819,980	69,819,980	69,819,980

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For 6-Month	For 6-Month
	Period Ended	Period Ended
	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,837)	$(33,412)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(15,029)	3,531
NET CASH USED IN OPERATING ACTIVITIES	(36,866)	(29,881)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	36,866	29,881
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,866	29,881

NET DECREASE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

The Company has not yet commenced any significant operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $154,143.  The Company will be dependent upon raising additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its current operations from advances from related parties. There is no assurance that these related parties will continue to fund the Company’s operating requirements. Currently, the Company has no arrangements for other sources of funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.
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

Homie Recipes, Inc.
Notes to the Financial Statements
(Unaudited)

Net Loss per Common Share
Basic net loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of December 31, 2014 and 2013.

Subsequent Events
The Company evaluated subsequent events through the date when financial statements were issued for disclosure consideration.

Recent Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended September 30, 2014.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has advances from related parties of $134,490 and $97,624 at December 31, 2014 and June 30, 2014, respectively, which represent shareholder advances accruing no interest and are due upon demand.

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

The Company has a total of 69,819,980 shares issued and outstanding at December 31, 2014.

Homie Recipes, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE 5 – INCOME TAXES

As of December 31, 2014 and June 30, 2014, the Company has a net deferred tax asset comprised primarily of net operating loss carry forwards of $53,950 and $46,307, respectively. We provided a full valuation allowance on the net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The net federal operating loss carryforward will expire between 2032 and 2034.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Overview

Homie Recipes, Inc. was incorporated in the State of Nevada on June 22, 2012 and established June 30 as its fiscal year end.

Homie is a start-up company that intends to stream videos and written recipes through a website. Our goal is to stream free recipes for ‘special’ homemade cuisines and food items. We intend to have recipes that are personal and have special meaning on our website. What makes a recipe ‘special’ is the personal history or tradition behind it, for example, cookies made by someone’s mother on Christmas Eve, or a special pasta sauce prepared by their Grandmother made every Sunday when they were growing up, etc.

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

Results of Operations

For the three months ended December 31, 2014, we had no revenues and had operating expenses of $10,174, made up of $10,174 in professional fees. For the three months ended December 31, 2013, we had no revenues and had operating expenses of $11,257, made up of $11,257 in professional fees.

For the six months ended December 31, 2014, we had no revenues and had operating expenses of $21,837, made up of $21,837 in professional fees. For the six months ended December 31, 2013, we had no revenues and had operating expenses of $33,412, made up of $33,412 in professional fees.

Liquidity and Capital Resources

As of December 31, 2014, we had current assets of $0 and current liabilities of $141,403.  Our net working capital deficit as of December 31, 2014 was $141,403.

Net cash used in operating activities for the six months ended December 31, 2014 was $36,866 as compared to $29,881 for the six months ended December 31, 2013.  Net cash provided by financing activities for the six months ended December 31, 2014 was $36,866 as compared to $29,881 for the six months ended December 31, 2013.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended September 30, 2014.

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

As of the quarterly period ended December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended December 31, 2014 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HOMIE RECIPES, INC.

Date: February 18, 2015	By:	/s/Jose Mari C. Chin
Name: Jose Mari C. Chin
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)