Form 10-Q
period 2015-03-31
Homie Recipes, Inc.
filed 2015-05-15
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2015
Common stock, $.001 par value	69,819,980

Home Recipes, Inc.

Form 10-Q

For the Periods Ended March 31, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMIE RECIPES, INC.

BALANCE SHEETS
(Unaudited)

	March 31, 2015	June 30, 2014

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,894	$21,942
Due to related party	145,618	97,624
TOTAL CURRENT LIABILITIES	151,512	119,566

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value,
200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional paid in capital	(57,080)	(57,080)
Accumulated deficit	(164,252)	(132,306)
TOTAL STOCKHOLDER'S DEFICIT	(151,512)	(119,566)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
REVENUE

Revenues	$-	$-	$-	$-
Total revenues	-	-	-	-

OPERATING EXPENSES

General and administrative	(10,109)	(11,629)	(31,946)	(45,041)
Total operating expenses	(10,109)	(11,629)	(31,946)	(45,041)

NET LOSS	$(10,109)	$(11,629)	$(31,946)	$(45,041)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	69,819,980	69,819,980	69,819,980

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)
	For Nine Month	For Nine Month
	Period Ended	Period Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,946)	$(45,041)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(16,048)	10,654
NET CASH USED IN OPERATING ACTIVITIES	(47,994)	(34,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	47,994	34,387
NET CASH PROVIDED BY FINANCING ACTIVITIES	47,994	34,387

NET DECREASE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated deficit of $164,252.  The Company will be dependent upon raising additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its current operations from advances from related parties. There is no assurance that these related parties will continue to fund the Company’s operating requirements. Currently, the Company has no arrangements for other sources of funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Homie Recipes, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share
Basic net loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of March 31, 2015 and 2014.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has advances from related parties of $145,618 and $97,624 at March 31, 2015 and June 30, 2014, respectively, which represent shareholder advances accruing no interest and are due upon demand.

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

The Company has a total of 69,819,980 shares issued and outstanding at March 31, 2015.

NOTE 5 – INCOME TAXES

As of March 31, 2015 and June 30, 2014, the Company has a net deferred tax asset comprised primarily of net operating loss carry forwards of $57,488 and $46,307, respectively. We provided a full valuation allowance on the net deferred tax asset because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The net federal operating loss carryforward will expire between 2032 and 2035.

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

Results of Operations

For the three months ended March 31, 2015, we had no revenues and had operating expenses of $10,109, made up of $10,109 in professional fees. For the three months ended March 31, 2014, we had no revenues and had operating expenses of $11,629, made up of $11,629 in professional fees.

For the nine months ended March 31, 2015, we had no revenues and had operating expenses of $31,946, made up of $31,946 in professional fees. For the nine months ended March 31, 2015, we had no revenues and had operating expenses of $45,041, made up of $45,041 in professional fees.

Liquidity and Capital Resources

As of March 31, 2015, we had current assets of $0 and current liabilities of $151,512.  Our net working capital deficit as of March 31, 2015 was $151,512.

Net cash used in operating activities for the nine months ended March 31, 2015 was $47,994 as compared to $34,387 for the nine months ended March 31, 2014. Net cash provided by financing activities for the nine months ended March 31, 2015 was $47,994 as compared to $34,387 for the nine months ended March 31, 2014.

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

As of the quarterly period ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended March 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HOMIE RECIPES, INC.

Date: May 15, 2015	By:	/s/ Jose Mari C. Chin
	Name:	Jose Mari C. Chin
	Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)