Form 10-K
period 2015-06-30
Homie Recipes, Inc.
filed 2015-10-15
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended: June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]       No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2014 was $Nil as the stock had not yet started publicly trading on any exchange. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at October 5, 2015
Common Stock, $0.001 par value per share	69,819,980 shares

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

We have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has continued to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Our Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

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

Plan of Operation

The Company has not yet generated any revenue from its operations.  As of the fiscal year ended June 30, 2015, we had no cash on hand. We incurred operating expenses in the amount of $40,343 during the fiscal year ended June 30, 2015. These operating expenses were comprised mainly of professional fees.

We are exclusively dependent upon the success of future equity financings. Therefore, the failure thereof would result in need to seek capital from other resources such as debt financing, which may not even be available to the Company. However, if such financing were available, because we are a early-stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing.  If the Company cannot raise additional proceeds via a private placement of its common stock or secure debt financing, it would be required to cease business operations. As a result, investors would lose all of their investment.

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

RISKS ASSOCIATED WITH OUR FINANCIAL CONDITION

Our auditor has issued a going concern opinion regarding our Company, there is an increased risk associated with an investment in our company

We have earned no revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. We have incurred cumulative net losses of $172,648 since June 22, 2012 (date of inception). We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of  June 30, 2015, we had cash in the amount of $Nil. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

As the Company’s sole officer and director has other outside business activities, he may not be in a position to devote a majority of his time to the company, which may result in periodic interruptions or business failure

Mr. Jose Mari C. Chin, our sole officer and director, has other business interests and currently devotes approximately eight (8) hours per week to our operations. Our operations may be sporadic and occur at times which are not convenient to Mr. Chin, which may result in periodic interruptions or suspensions of our business plan. If the demands of the Company’s business require the full business time of our sole officer and director, he is prepared to adjust his timetable to devote more time to the Company’s business. However, he may not be able to devote sufficient time to the management of the company’s business, which may result in periodic interruptions in implementing the Company’s plans in a timely manner. Such delays could have a significant negative effect on the success of the business.

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

There can be no assurance that the CEO would be able to attend any event in person on a timely matter or at all.

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

Because we have no operations to date, there is no guarantee that our business will succeed

The success of our business depends on a number of factors, including, proper marketing, public and clients’ acceptance and proper development of our website. Our revenue will be generated from the sale of advertisements, after we raise enough funds from this offering to implement our plan of operations. Because we have not yet raised any funds, contacted possible clients and we have not developed our website yet, there is absolutely no guarantee that our business will succeed.

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

If there are events or circumstances affecting the reliability and security of the Internet, access to our website and/or the ability to safeguard confidential information could be impaired causing a negative effect on the financial results of our business operations

Despite the implementation of security measures, our web site infrastructure may be vulnerable to computer viruses, hacking, or similar disruptive problems caused by members, other Internet users, other connected Internet sites, and the interconnecting telecommunications networks. Such problems caused by third-parties could lead to interruptions, delays or cessation of service to our customers. Inappropriate use of the Internet by third-parties could also potentially jeopardize the security of confidential information stored in our computer system, which may deter individuals from becoming customers. Such inappropriate use of the Internet includes attempting to gain unauthorized access to information or systems, which is commonly known as “cracking” or “hacking.” Although we intend to implement security measures, such measures have been circumvented in the past, and there can be no assurance that any measures we implement would not be circumvented in future. Dealing with problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation of service to our customers, which could have a materially adverse effect on our business, financial condition and results of operations.

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

Our common stock is not listed on any stock exchange.  Although our common stock is quoted on the OTC Pink marketplace, operated by OTC Market Group, Inc., there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTC Pink.  The liquidity and price of our common stock is expected to be more limited than if such securities were quoted or listed on a national exchange.  No assurances can be given that an active public trading market for our common stock will develop or be sustained.  The trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC stocks and certain major brokerage firms restrict their brokers from recommending OTC stocks because they are considered speculative, volatile and thinly traded. Lack of liquidity will limit the price at which shareholders may be able to sell our common stock.

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

Market for Registrant’s Common Equity

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTC Pink marketplace operated by OTC Market Group, Inc. under the symbol “HOMR,” there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTC Pink.  Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Approximate Number of Holders of Common Stock

As of October 5, 2015, there were 15 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended June 30, 2015. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

We have been unable to raise additional funds to implement our operations, and we do not believe that we currently have sufficient resources to do so without additional funding. As a result of the current difficult economic environment and our lack of funding to implement our business plan, our Board of Directors has continued to analyze strategic alternatives available to our Company to continue as a going concern. Such alternatives include raising additional debt or equity financing or consummating a merger or acquisition with a partner that may involve a change in our business plan.

Our Board believes that it must consider all viable strategic alternatives that are in the best interests of our shareholders. Such strategic alternatives include a merger, acquisition, share exchange, asset purchase, or similar transaction in which our present management will no longer be in control of our Company and our business operations will be replaced by that of our transaction partner. We believe we would be an attractive candidate for such a business combination due to the perceived benefits of being a publicly registered company, thereby providing a transaction partner access to the public marketplace to raise capital.

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

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements

Results of Operations

Fiscal Years Ended June 30, 2015 and 2014

During the fiscal year ended June 30, 2015, we had no revenues and expenses totaled $40,343, made up of $40,343 in professional fees. During the fiscal year ended June 30, 2014, we had no revenues and expenses totaled $75,786, made up of $75,786 in professional fees.

Liquidity and Capital Resources

As of June 30, 2015, current assets were $0 and current liabilities were $159,909.  Our working capital deficit as of June 30, 2015 was $159,909. As of June 30, 2014, current assets were $0 and current liabilities were $119,566.  Our working capital deficit as of June 30, 2014 was $119,566.

Net cash used in operating activities for the fiscal year ended June 30, 2015 was $57,060 as compared to $53,844 for the fiscal year ended June 30, 2014.  Net cash provided by financing activities for the fiscal year ended June 30, 2015 was $57,060 as compared to $53,844 for the fiscal year ended June 30, 2014.

On October 15, 2012, a Registration Statement on Form S-1 was declared effective by the SEC, registering 4,000,000 shares of our common stock.  We raised $5,250 by sale of our common stock and such offering has been completed.

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

We have generated no revenue and therefore we may not be able to produce adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. We intend to finance our operations in part by issuing additional common stock, warrants and through bridge financing. There can be no assurance that we will be successful in procuring the financing we are seeking. Additionally, there can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict our operations.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the years ended June 30, 2015 and 2014 begin on page F-1 and have been audited by our independent accountants, GBH CPAs, PC.

HOMIE RECIPES, INC.

AUDITED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Homie Recipes, Inc.
Carson City, NV

We have audited the accompanying balance sheets of Homie Recipes, Inc. as of June 30, 2015 and 2014 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Homie Recipes, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homie Recipes, Inc. as of June 30, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Homie Recipes, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Homie Recipes, Inc. has suffered recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
October 5, 2015

HOMIE RECIPES, INC.
BALANCE SHEETS

	June 30, 2015	June 30, 2014

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,225	$21,942
Advances from related party	154,684	97,624
TOTAL CURRENT LIABILITIES	159,909	119,566

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value,
200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional paid in capital	(57,080)	(57,080)
Accumulated deficit	(172,649)	(132,306)
TOTAL STOCKHOLDER'S DEFICIT	(159,909)	(119,566)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014

OPERATING EXPENSES

Professional fees	$(40,343)	$(75,786)
Total operating expenses	(40,343)	(75,786)

NET LOSS	$(40,343)	$(75,786)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	69,819,980

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total
Balance, June 30, 2013	69,819,980	$69,820	$(57,080)	$(56,520)	$(43,780)

Net loss for the year	-	-	-	(75,786)	(75,786)

Balance, June 30, 2014	69,819,980	69,820	(57,080)	(132,306)	(119,566)

Net loss for the year	-	-	-	(40,343)	(40,343)

Balance, June 30, 2015	69,819,980	$69,820	$(57,080)	$(172,649)	$(159,909)

The accompanying notes are an integral part of these financial statements

HOMIE RECIPES, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,343)	$(75,786)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(16,717)	21,942
NET CASH USED IN OPERATING ACTIVITIES	(57,060)	(53,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of common stock	-	-
Redemption of common stock	-	-
Advances from related party	57,060	53,844
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,060	53,844

NET DECREASE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-

CASH, END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Homie Recipes, Inc.
 Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit company on June 22, 2012 and established a fiscal yearend of June 30. It is a startup company that intends to stream videos and written recipes through a yet to be developed website. Our goal is to stream free recipes for ‘special’ homemade food. The Company intends to have recipes with a special personal meaning on our website.

The Company has not yet commenced any significant operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has suffered recurring losses from operations and has a working capital deficiency. The Company has an accumulated deficit of $172,648.  The Company will be dependent upon raising additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its current operations from advances from related parties. There is no assurance that these related parties will continue to fund the Company’s operating requirements. Currently, the Company has no arrangements for other sources of funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The CEO has committed to advancing certain operating costs of the Company, including legal, audit, transfer agency and filing costs. The Company is currently seeking additional funding though equity offerings or debt financing to support the Company’s business.

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

Net Loss per Common Share
Basic net loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of June 30, 2015 and 2014.

Homie Recipes, Inc.
Notes to the Financial Statements
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Subsequent Events
The Company evaluated subsequent events through the date when financial statements were issued for disclosure consideration.

Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended June 30, 2015 and 2014, the Company received advances of $57,060 and $53,844, respectively, from its CEO to pay for the Company’s expenses. Balances are $154,684 and $97,624 at June 30, 2015 and 2014, respectively. These advances are interest free and due upon demand.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 common shares.

The Company has a total of 69,819,980 shares issued and outstanding at June 30, 2015.

NOTE 5 – INCOME TAXES

As of June 30, 2015 and 2014, the Company has a net deferred tax asset comprised primarily of net operating loss carry-forwards of $60,427 and $46,307, respectively. The Company provided a full valuation allowance on the net deferred tax asset because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period. The net federal operating loss carryforward will expire between 2032 and 2035.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2015 and 2014 are as follows:

	June 30, 2015	June 30, 2014

Net operating loss carry forward	$172,649	$132,306
Effective tax rate	35%	35%
Deferred tax assets	60,427	46,307
Less: valuation allowance	(60,427)	(46,307)
Net deferred tax asset	$-	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2015 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”) and SEC guidance on conducting such assessments.  Our management concluded, as of June 30, 2015, that our internal control over financial reporting was not effective.  Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2015, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Name	Age	Position
Mr. Jose Mari C. Chin	46	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Mr. Jose Mari C. Chin

From May 2007 to the present, Mr. Chin has operated Chin Trading, a company specializing in trading and based in the Philippines.  Prior to forming Chin Trading, Mr. Chin was a Business Officer with Allam Inc., a marketing company from May 1999 to October 2007.  He previously was an Executive Administrator with Mayapag Corp., a company specializing in trading, from January 1994 to April 1998.  Mr. Chin received a Bachelor’s Degree in Commerce from the University of the Zamboanga of the Philippines in 1990.  Mr. Chin’s broad business experience with developing companies is expected to provide the Company with helpful insight as to its growth potential and objectives.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our officers, directors and beneficial owners of more than 10% of our common stock are not required to file statements of beneficial ownership on SEC Forms 3, 4 and 5 pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

Director Nominations

As of June 30, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended June 30, 2015 and 2014 by our current and former executive officers and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table
							Nonqualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Mr. Jose Mari C. Chin	2015	$-	-	-	-	-	-	-	$-
President, Chief	2014	$-	-	-	-	-	-	-	$-
Executive Officer, Chief Financial Officer, Secretary and Treasurer(1)	2013	$-	-	-	-	-	-	-	$-
___________________
(1)	Mr. Jose Mari C. Chin was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on April 8, 2013

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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended June 30, 2015.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Mr. Jose Mari C. Chin	$-	-	-	-	-	-	$-

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

Security Ownership

The following table sets forth certain information as of October 5, 2015, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of October 5, 2015, there were 69,819,980 shares of common stock outstanding.

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

Transfer Agent

Our transfer agent is Action Stock Transfer, Inc. and is located at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121. Their telephone number is (801) 274-1088.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

Related Party Transactions

As at June 30, 2015 an aggregate amount of $154,684 was owed to our Chief Executive Officer, Jose Mari C. Chin. The amount owed does not bear a maturity date and does not accrue interest.

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

Director Independence

During the fiscal year ended June 30, 2015, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by GBH CPAs, PC, for the fiscal periods shown.

	June 30, 2015	June 30, 2014
Audit Fees	$10,500	$10,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,500	$10,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by GBH CPAs, PC in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended June 30, 2015. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

(b)           Exhibits:

Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed September 30, 2013).
3.2	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed August 14, 2012).
21	The Company has no subsidiaries.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data Files*

 *Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME RECIPES, INC.
(Registrant)

Date: October 14, 2015	By:	/s/ Jose Mari C. Chin
Jose Mari C. Chin
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

Signatures	Title(s)	Date

/s/ Jose Mari C. Chin	President, Chief Executive Officer, Chief
Jose Mari C. Chin	Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 14, 2015