Form 10-Q
period 2015-09-30
Homie Recipes, Inc.
filed 2015-11-23
CIK 1555571

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 23, 2015
Common stock, $.001 par value	69,819,980

Home Recipes, Inc.

Form 10-Q

For the Periods Ended September 30, 2015

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth in our Annual Report on Form 10-K filed on October 15, 2015.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets (Unaudited)	F - 1
Statements of Operations (Unaudited)	F - 2
Statements of Cash Flows (Unaudited)	F - 3
Notes to Financial Statements (Unaudited)	F - 4 to F - 5

HOMIE RECIPES, INC.
BALANCE SHEETS (UNAUDITED)

	September 30, 2015	June 30, 2015

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,224	$5,224
Due to related party	161,507	154,684
TOTAL CURRENT LIABILITIES	166,731	159,908

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value,
200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional paid in capital	(57,080)	(57,080)
Accumulated deficit	(179,471)	(172,648)
TOTAL STOCKHOLDER'S DEFICIT	(166,731)	(159,908)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014
REVENUE

Revenues	$-	$-
Total revenues	-	-

OPERATING EXPENSES

General and administrative	(6,823)	(11,663)
Total operating expenses	(6,823)	(11,663)

NET LOSS	$(6,823)	$(11,663)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	69,819,980

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	For Three	For Three
	Months Ended	Months Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,823)	$(11,663)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	-	(10,371)
NET CASH USED IN OPERATING ACTIVITIES	(6,823)	(22,034)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of common stock	-	-
Redemption of common stock	-	-
Advances from related party	6,823	22,034
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,823	22,034

NET DECREASE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Homie Recipes, Inc.
 Notes to the Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit company on June 22, 2012 and established a fiscal yearend of June 30. It is a start-up company that intends to stream videos and written recipes through a yet to be developed website. Our goal is to stream free recipes for ‘special’ homemade food. The Company intends to have recipes with a special personal meaning on our website.

The Company has not yet commenced any significant operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has suffered recurring losses from operations and has a working capital deficiency. The Company has an accumulated deficit of $179,471.  The Company will be dependent upon raising additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its current operations from advances from related parties. There is no assurance that these related parties will continue to fund the Company’s operating requirements. Currently, the Company has no arrangements for other sources of funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Net Loss per Common Share
Basic net loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of September 30, 2015 and 2014.

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

Homie Recipes, Inc.
Notes to the Financial Statements
(Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has advances from related parties of $161,507 and $154,684 at September 30, 2015 and June 30, 2015, respectively, which represent shareholder advances accruing no interest and are due upon demand.

NOTE 4 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 common shares.

The Company has a total of 69,819,980 shares issued and outstanding at September 30, 2015.

NOTE 5 – INCOME TAXES

As of September 30, 2015 and June 30, 2015, the Company has a net deferred tax asset comprised primarily of net operating loss carry forwards of $60,427 and $62,815, respectively. The Company provided a full valuation allowance on the net deferred tax asset because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period. The net federal operating loss carryforward will expire between 2032 and 2035.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2015 and 2014 are as follows:

	September 30, 2015	June 30, 2015

Net operating loss carry forward	$179,471	$172,649
Effective tax rate	35%	35%
Deferred tax assets	62,815	60,427
Less: Valuation allowance	(62,815)	(60,427)
Net deferred tax asset	$-	$-

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

Results of Operations

For the three months ended September 30, 2015, we had no revenues and had operating expenses of $6,823, made up of $6,823 in professional fees. For the three months ended September 30, 2014, we had no revenues and had operating expenses of $11,663, made up of $11,663 in professional fees.

Liquidity and Capital Resources

As of September 30, 2015, we had current assets of $0 and current liabilities of $166,731.  Our net working capital deficit as of September 30, 2015 was $166,731.

Net cash used in operating activities for the three months ended September 30, 2015 was $6,823 as compared to $22,034 for the three months ended September 30, 2014. Net cash provided by financing activities for the three months ended September 30, 2015 was $6,823 as compared to $22,034 for the three months ended September 30, 2014.

We continue to evaluate business opportunities and have access to sufficient funds to complete these evaluations and will announce funding requirements if we decide to pursue a particular opportunity. These funding requirements will include funds required to execute on our business strategy, including additional working capital commensurate with the operational needs of planned marketing, development and production efforts. We anticipate that we will be able to raise sufficient amounts of working capital through debt or equity offerings as may be required to meet our short-term and long-term obligations. However, changes in operating plans, increased expenses, acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

We have generated no revenue and therefore we may not be able to produce adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. We intend to finance our operations in part by issuing additional common stock and obtaining bridge financing. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict our operations.

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

As of the quarterly period ended September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended September 30, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

HOMIE RECIPES, INC.

Date: November 23, 2015	By:	/s/ Jose Mari C. Chin
Name: Jose Mari C. Chin
Title:President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)