Form 10-Q
period 2015-12-31
Homie Recipes, Inc.
filed 2017-07-31
CIK 1555571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).[X]. Yes  [   ]. No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ].No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2017
Common stock, $0.001 par value	69,819,980

Home Recipes, Inc.

Form 10-Q

For the Six Months Ended December 31, 2015

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMIE RECIPES, INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2015	June 30, 2015

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,456	$5,225
Due to related party	169,507	154,684
TOTAL CURRENT LIABILITIES	177,963	159,909

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional paid-in capital	(57,080)	(57,080)
Accumulated deficit	(190,703)	(172,649)
TOTAL STOCKHOLDERS’ DEFICIT	(177,963)	(159,909)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

OPERATING EXPENSES

General and administrative	$11,231	$10,174	$18,054	$21,837
Total operating expenses	11,231	10,174	18,054	21,837

NET LOSS	$(11,231)	$(10,174)	$(18,054)	$(21,837)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	69,819,980	69,819,980	69,819,980

HOMIE RECIPES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For Six Months Ended	For Six Months Ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,054)	$(21,837)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	3,231	(15,029)
NET CASH USED IN OPERATING ACTIVITIES	(14,823)	(36,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	14,823	36,866
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,823	36,866

NET DECREASE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended June 30, 2015.

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

Net Loss per Common Share

Basic net loss per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive net loss per share reflects the potential dilution of securities that could share in the losses of the Company. In periods when losses are reported, the diluted weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of December 31, 2015 and 2014.

Subsequent Events

The Company evaluated subsequent events through the date when financial statements were issued for disclosure consideration.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted this standard for the year ending June 30, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has suffered recurring losses from operations and has a working capital deficiency. The Company has an accumulated deficit of $190,703. The Company will be dependent upon raising additional capital through placement of our common stock in order to implement its business plan, additional borrowings from related parties, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its current operations from advances from related parties. There is no assurance that these related parties will continue to fund the Company’s operating requirements. Currently, the Company has no arrangements for other sources of funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is currently seeking additional funding though equity offerings or debt financing to support the Company’s business.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has advances from related parties of $169,507 and $154,684 at December 31, 2015 and June 30, 2015, respectively, which represent shareholder advances accruing no interest and are due upon demand.

NOTE 5 – CAPITAL STOCK

The Company is authorized to issue 200,000,000 common shares.

The Company has a total of 69,819,980 shares issued and outstanding at December 31, 2015 and June 30, 2015.

NOTE 6 – INCOME TAXES

As of December 31, 2015 and June 30, 2015, the Company has a net deferred tax asset comprised primarily of net operating loss carry forwards of $66,746 and $60,427, respectively. The Company provided a full valuation allowance on the net deferred tax asset because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period. The net federal operating loss carryforward will expire between 2032 and 2035.

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

5

Our business office is located at 112 North Curry Street, Carson City, Nevada, 89703; our telephone number is (775) 321-8225 and our fax number is (775) 546-9905.

Results of Operations

For the three months ended December 31, 2015, we had no revenues and had operating expenses of $11,231, made up of $11,231 in professional fees. For the three months ended December 31, 2014, we had no revenues and had operating expenses of $10,174, made up of $10,174 in professional fees.

For the six months ended December 31, 2015, we had no revenues and had operating expenses of $18,054, made up of $18,054 in professional fees. For the six months ended December 31, 2014, we had no revenues and had operating expenses of $21,837, made up of $21,837 in professional fees.

Liquidity and Capital Resources

As of December 31, 2015, we had current assets of $0 and current liabilities of $177,963. Our net working capital deficit as of December 31, 2015 was $177,963.

Net cash used in operating activities for the six months ended December 31, 2015 was $14,823 as compared to $36,866 for the six months ended December 31, 2014. Net cash provided by financing activities for the six months ended December 31, 2015 was $14,823 as compared to $36,866 for the six months ended December 31, 2014.

We continue to evaluate business opportunities and have sufficient funds to complete these evaluations. We will announce funding requirements if we decide to pursue a particular opportunity. These requirements include funds to execute our business strategy, including additional working capital commensurate with the operational needs of planned marketing, development and production efforts. We anticipate that we will be able to raise sufficient amounts of working capital through debt or equity offerings as may be required to meet our short-term and long-term obligations. However, changes in operating plans, increase in expenses, acquisitions, or other events may cause us to seek additional equity or debt financing in the future.

We have generated no revenue and therefore may not be able to produce adequate cash flows to support our existing operations. Moreover, the historical and existing capital structure is not adequate to fund our planned growth. We intend to finance our operations in part by issuing additional common stock and obtaining bridge financing. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, economic conditions and maintaining cost controls. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. To meet future objectives, we will need to meet revenue targets and sell additional equity and debt securities, which most likely will result in dilution to current stockholders. We may also seek additional loans where the incurrence of indebtedness would result in increased debt service obligations and could require the Company to agree to operating and financial covenants that would restrict our operations.

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

As of the quarterly period ended December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended December 31, 2015 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to the Registrant’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed December 30, 2013).
3.2	By-laws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed August 14, 2012).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data Files

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOMIE RECIPES, INC.

Date: July 31, 2017	By:	/s/Jose Mari C. Chin
Name: Jose Mari C. Chin
Title: President, Chief Executive Officer,
Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)