Form 10-Q
period 2016-03-31
Homie Recipes, Inc.
filed 2017-07-31
CIK 1555571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[   ]. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ]. No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]. (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [   ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ]. No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2017
Common stock, $.001 par value	69,819,980

Home Recipes, Inc.

Form 10-Q

As of March 31, 2016 and June 30, 2015 and

for the Nine Months Ended March 31, 2016 and 2015

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMIE RECIPES, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	June 30, 2015

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,481	$5,225
Due to related party	169,507	154,684
TOTAL CURRENT LIABILITIES	177,988	159,909

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional paid-in capital	(57,080)	(57,080)
Accumulated deficit	(190,728)	(172,649)
TOTAL STOCKHOLDERS’ DEFICIT	(177,988)	(159,909)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

OPERATING EXPENSES

General and administrative	$25	$10,109	$18,079	$31,946
Total operating expenses	25	10,109	18,079	31,946

NET LOSS	$(25)	$(10,109)	$(18,079)	$(31,946)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	69,819,980	69,819,980	69,819,980

HOMIE RECIPES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,079)	$(31,946)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	3,256	(16,048)
NET CASH USED IN OPERATING ACTIVITIES	(14,823)	(47,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	14,823	47,994
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,823	47,994

NET DECREASE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Homie Recipes, Inc.

Notes to the Financial Statements

(Unaudited)

1.Organization and Nature of Operations

Homie Recipes, Inc. (the "Company") was incorporated in the State of Nevada on June 22, 2012 and established a fiscal year-end of June 30. It is a start-up company that intends to stream videos and written recipes through a yet-to-be developed website. Our goal is to stream free recipes for ‘special’ homemade food. The Company intends to have recipes with a special personal meaning on our website.

The Company has not yet commenced any significant operations.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are presented in U.S. dollars. The Company’s fiscal year end is June 30.

b)Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended June 30, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2015 included in our Form 10-K filed with the SEC.

c)Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2016 and June 30, 2015, there were no cash equivalents.

e)Income Taxes

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

f)Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive securities as of March 31, 2016 and 2015.

g)Subsequent Events

The Company evaluated subsequent events through the date when financial statements were issued for disclosure consideration.

h)Recent Accounting Pronouncements

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

3.Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has suffered recurring losses from operations and has a working capital deficiency. The Company has an accumulated deficit of $190,728. The Company will be dependent upon raising additional capital through placement of our common stock in order to implement its business plan, additional borrowings from related parties, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its current operations from advances from related parties. There is no assurance that these related parties will continue to fund the Company’s operating requirements. Currently, the Company has no arrangements for other sources of funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is currently seeking additional funding though equity offerings or debt financing to support the Company’s business.

4.Related Party Transactions

As of March 31, 2016 and June 30, 2015, the Company had a payable of $169,507 and $154,684, respectively, to the Chief Executive Officer of the Company for advances.  The advances are unsecured, non-interest bearing and due on demand.

5.Income Taxes

As of March 31, 2016 and June 30, 2015, the Company has a net deferred tax asset comprised primarily of net operating loss carry forwards of $66,755 and $60,427, respectively. The Company provided a full valuation allowance on the net deferred tax asset because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period. The net federal operating loss carryforward will expire between 2032 and 2036.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

Results of Operations

For the three months ended March 31, 2016, we had no revenues and had operating expenses of $25 as compared to $10,109 for the three months ended March 31, 2015. For the nine months ended March 31, 2016, we had no revenues and had operating expenses of $18,079 as compared to $31,946 for the nine months ended March 31, 2015. The decrease was because the Company did not incur expense related to the filings of Form 10-Q for the quarterly ended December 31, 2015 and March 31, 2016 in 2016. The Company was seeking funding to continue its operation.

Liquidity and Capital Resources

As of March 31, 2016, we had current assets of $0 and current liabilities of $177,988. Our net working capital deficit as of March 31, 2016 was $177,988.

Net cash used in operating activities for the nine months ended March 31, 2016 was $14,823 as compared to $47,994 for the nine months ended March 31, 2015. Net cash provided by financing activities for the nine months ended March 31, 2016 was $14,823 as compared to $47,994 for the nine months ended March 31, 2015.

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

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

As of the quarterly period ended March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended March 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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