Form 10-K
period 2016-06-30
Homie Recipes, Inc.
filed 2017-07-31
CIK 1555571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2016

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

Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]. (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the OTCPink on December 31, 2015 was $Nil. Shares of common stock held by each officer and director and by each person who is known to own 10% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 24, 2017
Common Stock, $0.001 par value per share	69,819,980 shares

Homie Recipes, Inc.

Annual Report on Form 10-K

TABLE OF CONTENTS

		Page
Part I
Item 1	Business	4
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	14
Item 2	Properties	14
tem 3	Legal Proceedings	14
Item 4	Mine Safety Disclosures	14
Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6	Selected Financial Data	15
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	17
Item 8	Financial Statements and Supplementary Data	17
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
Item 9A	Controls and Procedures	19
Item 9B	Other Information	20
Part III
Item 10	Directors and Executive Officers and Corporate Governance	20
Item 11	Executive Compensation	24
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13	Certain Relationships and Related Transactions, and Director Independence	24
Item 14	Principal Accounting Fees and Services	25
Part IV
Item 15	Exhibits, Financial Statement Schedules	26
Signatures		27

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

We have had preliminary discussions with potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction as of the period covered by this Annual Report on Form 10-K. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of the fiscal year ended June 30, 2016, we had no cash on hand. We incurred operating expenses in the amount of $20,080 during the fiscal year ended June 30, 2016. These operating expenses were comprised mainly of professional fees.

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

After successfully completing the above-described phases, we believe we will start generating revenue.

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

RISKS ASSOCIATED WITH OUR FINANCIAL CONDITION

Our auditor has issued a going concern opinion regarding our Company, there is an increased risk associated with an investment in our company

We have earned no revenue since our inception, which makes it difficult to evaluate whether we will operate profitably. We have incurred cumulative net losses of $194,728 since June 22, 2012 (date of inception). We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. As of June 30, 2016, we had cash in the amount of $Nil. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

Other factors, in addition to the those risks included in this section, that may have a significant impact on the market price of our common stock include, but are not limited to:

•quality deficiencies in services;

•international developments, such as technology mandates, political developments or changes in economic policies;

•changes in recommendations of securities analysts;

•government regulations, including stock option accounting and tax regulations;

•energy blackouts;

•acts of terrorism and war;

•widespread illness;

•proprietary rights or patent litigation;

•strategic transactions, such as acquisitions and divestitures; or

•rumors or allegations regarding our financial disclosures or practices.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

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

Approximate Number of Holders of Common Stock

As of July 24, 2017, there were 13 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name.”

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended June 30, 2016. The discussion and analysis that follows should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

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

We have had preliminary discussions with potential business combination partners, but have not signed a definitive agreement to engage in a strategic transaction. Any such business combination and the selection of a partner for such a business combination involves certain risks, including analyzing and selecting a business partner that is compatible to engage in a transaction with us or has business operations that are or will prove to be profitable. In the event we select a partner for a strategic transaction and sign a definitive agreement to consummate such a transaction, we will report this event on a Form 8-K to be filed with the Securities and Exchange Commission. If we are unable to locate a suitable business combination partner and are otherwise unable to raise additional funding, we will likely be forced to cease business operations.

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

Fiscal Years Ended June 30, 2016 and 2015

During the fiscal year ended June 30, 2016, we had no revenues and expenses totaled $20,079 made up of $20,079 in professional fees. During the fiscal year ended June 30, 2015, we had no revenues and expenses totaled $40,343, made up of $40,343 in professional fees. In 2015, we incurred more professional expense because of a potential business combination proposal.

Liquidity and Capital Resources

As of June 30, 2016, current assets were $0 and current liabilities were $181,988. Our working capital deficit as of June 30, 2016 was $181,988. As of June 30, 2015, current assets were $0 and current liabilities were $159,909. Our working capital deficit as of June 30, 2015 was $159,909.

Net cash used in operating activities for the fiscal year ended June 30, 2016 was $14,823 as compared to $57,060 for the fiscal year ended June 30, 2015. Net cash provided by financing activities for the fiscal year ended June 30, 2016 was $14,823 as compared to $57,060 for the fiscal year ended June 30, 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements annexed to this Form 10-K for the years ended June 30, 2016 and 2015 begin on page F-1 and have been audited by our independent accountants, GBH CPAs, PC.

Homie Recipes, Inc.

Audited Financial Statements

For the Years Ended June 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Homie Recipes, Inc.

Carson City, NV

We have audited the accompanying balance sheets of Homie Recipes, Inc. as of June 30, 2016 and 2015 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. Homie Recipes, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homie Recipes, Inc. as of June 30, 2016 and 2015 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

July 31, 2017

Homie Recipes, Inc.

Balance Sheets

As of June 30, 2016 and 2015

	June 30, 2016	June 30, 2015

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$12,481	$5,225
Due to related party	169,507	154,684
TOTAL CURRENT LIABILITIES	181,988	159,909

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional paid-in capital	(57,080)	(57,080)
Accumulated deficit	(194,728)	(172,649)
TOTAL STOCKHOLDERS’ DEFICIT	(181,988)	(159,909)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Homie Recipes, Inc.

Statements of Operations

For the Years Ended June 30, 2016 and 2015

	2016	2015

OPERATING EXPENSES

General and administrative	$22,079	$40,343
Total operating expenses	22,079	40,343

NET LOSS	$(22,079)	$(40,343)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	69,819,980	69,819,980

The accompanying notes are an integral part of these financial statements.

Homie Recipes, Inc.

Statement of Stockholders’ Deficit

For the Years Ended June 30, 2016 and 2015

	Common stock		Additional paid-in Capital
	Number of shares	Amount		Accumulated Deficit	Total

Balance, June 30, 2014	69,819,980	$69,820	$(57,080)	$(132,306)	$(119,566)
Net loss for the year	-	-	-	(40,343)	(40,343)
Balance, June 30, 2015	69,819,980	$69,820	$(57,080)	$(172,649)	$(159,909)
Net loss for the year	-	-	-	(22,079)	(22,079)
Balance, June 30, 2016	69,819,980	$69,820	$(57,080)	$(194,728)	$(181,988)

The accompanying notes are an integral part of these financial statements.

Homie Recipes, Inc.

Statements of Cash Flows

For the Years Ended June 30, 2016 and 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,079)	$(40,343)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	7,256	(16,717)
NET CASH USED IN OPERATING ACTIVITIES	(14,823)	(57,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	14,823	57,060
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,823	57,060

NET DECREASE IN CASH	-	-
CASH, BEGINNING OF THE YEAR	-	-

CASH, END OF THE YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Homie Recipes, Inc.

Notes to the Financial Statements

For the Years Ended June 30, 2016 and 2015

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

2.Summary of Significant Accounting Policies

a)Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is June 30.

b)Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2016 and 2015, there were no cash equivalents.

d)Income Taxes

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

e)Net Loss per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive securities as of June 30, 2016 and 2015.

Homie Recipes, Inc.

Notes to the Financial Statements

For the Years Ended June 30, 2016 and 2015

f)Subsequent Events

The Company evaluated subsequent events through the date when financial statements were issued for disclosure consideration.

g)Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company has adopted this standard for the year ended June 30, 2016, and management has concluded that there is substantial doubt as to the Company’s continuation as a going concern.

3. Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has suffered recurring losses from operations and has a working capital deficiency. The Company has an accumulated deficit of $194,728. The Company will be dependent upon raising additional capital through placement of our common stock in order to implement its business plan, additional borrowings from related parties, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its current operations from advances from related parties. There is no assurance that these related parties will continue to fund the Company’s operating requirements. Currently, the Company has no arrangements for other sources of funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The CEO has committed to advancing certain operating costs of the Company, including legal, audit, transfer agency and filing costs. The Company is currently seeking additional funding though equity offerings or debt financing to support the Company’s business.

4.Related Party Transactions

As at June 30, 2016 and 2015, the Company had payable of $169,507 and $154,684, respectively, to the Chief Executive Officer of the Company for advances. The advances are unsecured, non-interest bearing, and due on demand.

5.Income Taxes

As of June 30, 2016 and 2015, the Company has a net deferred tax asset comprised primarily of net operating loss carry forward of $68,155 and $60,427, respectively.  The Company provided a full valuation allowance on the net deferred tax asset because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period. The net federal operating loss carryforward will expire between 2032 and 2036.

The components of the Company’s deferred tax assets and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2016 and 2015 are as follows:

	June 30, 2016	June 30, 2015

Deferred tax assets	$68,155	$60,427
Less: Valuation allowance	(68,155)	(60,427)
Net deferred tax asset	$-	$-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer (who is our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of June 30, 2016 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of our sole executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO – 2013”) and SEC guidance on conducting such assessments. Our management concluded, as of June 30, 2016, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of June 30, 2016, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls which management considers to be material weaknesses including those described below:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

Name	Age	Position
Mr. Jose Mari C. Chin	47	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

Director Nominations

As of June 30, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

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

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended June 30, 2016 and 2015 by our current and former executive officers and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

							Nonqualified
Name and						Non-Equity	Deferred
Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Mr. Jose Mari C. Chin	2016	$-	-	-	-	-	-	-	$-
President, Chief	2015	$-	-	-	-	-	-	-	$-
Executive Officer, Chief Financial Officer, Secretary and Treasurer(1)

(1)	Mr. Jose Mari C. Chin was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on April 8, 2013

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

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended June 30, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth certain information as of June 22, 2017, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of June 22, 2017, there were 69,819,980 shares of common stock outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

As at June 30, 2016, an aggregate amount of $154,684 was owed to our Chief Executive Officer, Jose Mari C. Chin. The amount owed does not bear a maturity date and does not accrue interest.

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

Director Independence

During the fiscal year ended June 30, 2016, we had no independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by GBH CPAs, PC, for the fiscal periods shown.

	June 30, 2016	June 30, 2015
Audit Fees	$10,500	$10,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$10,500	$10,500

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements

In the absence of a formal audit committee meeting, the full Board of Directors pre-approves all audit and non-audit services to be performed by GBH CPAs, PC in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the independent registered public accounting firm for the fiscal year ended June 30, 2016. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

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

HOME RECIPES, INC.
(Registrant)

Date: July 31, 2017	By:	/s/ Jose Mari C. Chin
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

Signatures	Title(s)	Date

/s/ Jose Mari C. Chin	President, Chief Executive Officer, Chief	June 31, 2017
Jose Mari C. Chin	Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)