Form 10-Q
period 2016-12-31
Homie Recipes, Inc.
filed 2017-07-31
CIK 1555571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2017
Common stock, $.001 par value	69,819,980

Home Recipes, Inc.

Form 10-Q

For the Periods Ended December 31, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Homie Recipes, Inc.

Balance Sheets

(Unaudited)

	December 31, 2016	June 30, 2016

ASSETS
CURRENT ASSETS:
Cash	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$15,853	$12,481
Due to related party	170,735	169,507
TOTAL CURRENT LIABILITIES	186,588	181,988

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 200,000,000 shares authorized,
69,819,980 shares issued and outstanding	69,820	69,820
Additional paid-in capital	(57,080)	(57,080)
Accumulated deficit	(199,328)	(194,728)
TOTAL STOCKHOLDERS’ DEFICIT	(186,588)	(181,988)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Homie Recipes, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

OPERATING EXPENSES

General and administrative	$2,450	$11,231	$4,600	$18,054
Total operating expenses	2,450	11,231	4,600	18,054

NET LOSS	$(2,450)	$(11,231)	$(4,600)	$(18,054)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	69,819,980	69,819,980	69,819,980	69,819,980

The accompanying notes are an integral part of these financial statements.

HOMIE RECIPES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	December 31, 2016	December 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,600)	$(18,054)
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	3,372	3,231
NET CASH USED IN OPERATING ACTIVITIES	(1,228)	(14,823)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	1,228	14,823
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,228	14,823

NET DECREASE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

b)Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ended June 30, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2016 included in our Form 10-K filed with the SEC.

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

Homie Recipes, Inc.

Notes to the Financial Statements

(Unaudited)

f)Net Loss per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive securities as of December 31, 2016 and 2015.

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

3. Going Concern

These Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company also has suffered recurring losses from operations and has a working capital deficit. The Company has an accumulated deficit of $199,328 as of December 31, 2016. The Company will be dependent upon raising additional capital through placement of our common stock in order to implement its business plan, additional borrowings from related parties, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its current operations from advances from related parties. There is no assurance that these related parties will continue to fund the Company’s operating requirements. Currently, the Company has no arrangements for other sources of funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company is currently seeking additional funding though equity offerings or debt financing to support the Company’s business.

4.Related Party Transactions

As of December 31, 2016 and June 30, 2016, the Company owed $170,735 and $169,507, respectively, to the Chief Executive Officer of the Company for advances. The advances are unsecured, non-interest bearing, and due on demand.

5. Income Taxes

As of December 31, 2016 and June 30, 2016, the Company has a net deferred tax asset comprised primarily of net operating loss carry forwards of $69,765 and $68,155, respectively. The Company provided a full valuation allowance on the net deferred tax asset because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carryforward period. The net federal operating loss carryforward will expire between 2032 and 2036.

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

Results of Operations

For the three and six months ended December 31, 2016, we had no revenues and had operating expenses of $2,450 and $4,600, respectively. For the three and six months ended December 31, 2015, we had no revenues and had operating expenses of $11,231 and $18,054, respectively. All of our operating expenses were related to professional fees. The decrease of operating expenses was mainly due to less attorney fees.

Liquidity and Capital Resources

As of December 31, 2016, we had current assets of $0 and current liabilities of $186,588. Our net working capital deficit as of December 31, 2016 was $186,588.

Net cash used in operating activities for the six months ended December 31, 2016 was $1,228 as compared to $14,823 for the six months ended December 31, 2015. Net cash provided by financing activities for the six months ended December 31, 2016 was $1,228 as compared to $14,823 for the six months ended December 31, 2015.

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

As of the quarterly period ended December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the quarterly period ended December 31, 2016 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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